Form 10-Q
period 1995-09-30
TEXAS VANGUARD OIL CO
filed 1995-11-15
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10437

                         TEXAS VANGUARD OIL COMPANY
             -------------------------------------------------------
             (Exact  name of registrant as specified in its charter)

                   Texas                                      74-2075344
          -------------------------------                -------------------
          (State or other jurisdiction of                   (IRS Employer
          incorporation or organization)                 Identification No.)

     9811 Anderson Mill Rd., Suite 202
          Austin, Texas                                           78750
     ----------------------------------------                   ----------
     (Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code (512) 331-6781

                               Not Applicable
       -------------------------------------------------------------------
       Former name, address and fiscal year, if changed since last report:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X or No   .
                                                     ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class of Common Stock                 Outstanding at September 30, 1995
      ---------------------                 ---------------------------------
        $.05 par value                            1,427,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX



                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 1995 and December 31, 1994               4

         Condensed Statements of Operations,
            Three and nine months ended
            September 30, 1995 and 1994                        5

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 1995 and 1994      5

         Notes to the Condensed Financial Statements           6

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         7

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               1995            1994
[PERIOD-END]       09/30/95 12/31/94
Current assets:
   Cash and temporary investments         $   292,233         403,794
   Trade accounts receivable                   46,024          44,332
                                            ---------       ---------
       Total current assets                   338,257         448,126
                                            ---------       ---------
   Property and equipment, at cost:
     Oil and gas properties - successful
       efforts method of accounting         1,990,393       1,578,038
     Office furniture and vehicles             89,922          89,922
                                            ---------       ---------

                                            2,080,315       1,667,960

     Less accumulated depreciation,
     depletion and amortization              (202,153)       (166,197)
                                           -----------      ----------
       Total property and equipment         1,878,162       1,501,763
                                           -----------      ----------
   Other assets                                22,721          16,539
                                           -----------      ----------
   Deferred tax asset                          60,505          87,495
                                           -----------      ----------
       TOTAL ASSETS                       $ 2,299,645       2,053,923
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    26,130         107,752
   Notes payable                              787,352         793,459
                                            -----------     ----------
       Total current liabilities              813,482         901,211
                                            -----------     ----------
Notes payable, long-term                      281,060             ---
                                            -----------     ----------
Stockholders' equity:
   Common stock                                71,354          71,354
   Additional paid-in capital               1,901,468       1,901,468
   Retained deficit                          (767,719)       (820,110)
                                          -----------      ----------
       Total stockholders' equity           1,205,103       1,152,712
                                          -----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 2,299,645       2,053,923
                                          -----------       ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Operations
                                 (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             1995       1994           1995       1994
[PERIOD-END]      9/30/95  9/30/94  9/30/95  9/30/94
Revenue:
  Operating revenue       $ 234,133    197,242       613,479    547,655
  Other income                2,712      1,603         6,464      4,742
                          ---------    -------       -------    -------
     Total revenue          236,845    198,845       619,943    552,397
                          ---------    -------       -------    -------
Costs and expenses:
  Production cost           114,304    121,072       293,488    333,386
  Exploration cost              384        157           936        667
  Depreciation, depletion
    and amortization         14,754     12,547        39,165     32,346
  Interest                   21,676     15,971        57,778     41,411
  General and
    administrative           56,939     49,245       149,196    154,518
  Abandonment/Impairment
    of leaseholds               ---     31,100           ---     31,100
  Loss on asset disposal        ---    227,277           ---    227,277
                          ---------   ---------    ---------   ---------
Total costs and expenses    208,057    457,369       540,563    820,705
                          ---------   ---------    ---------   ---------
  Income (loss) before
   federal income taxes      28,788   (258,524)       79,380   (268,308)
                          ---------   ---------    ---------   ---------
Deferred federal income
  tax (benefit)               9,788        ---        26,989     (3,327)
                          ---------   ---------    ---------   ---------
    Net income (loss)     $  19,000   (258,524)       52,391   (264,981)
                          ---------   ---------    ---------   ---------
Weighted average number
  of shares outstanding   1,427,087   1,397,087    1,427,087   1,397,087
                          ---------   ---------    ---------   ---------
Income per common share      .01       (.185)         .04        (.19)
                          ---------   ---------    ---------   ---------

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  1995         1994
[PERIOD-END]       9/30/95    9/30/94
Net cash flows from operating activities     $   40,771      335,090

Net cash flows from investing activities       (427,284)    (434,897)

Net cash flows from financing activities        274,953      158,313
                                             -----------    --------
Net change in cash
  and temporary investments                    (111,560)      58,506

Cash and temporary investments at
  beginning of period                           403,794      228,191
                                              ----------    --------
Cash and temporary investments at
  end of period                               $ 292,234      286,697
                                              ---------     --------

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 1995

Note 1: Oil and Gas Properties

    Texas Vanguard Oil Company (the Company) follows the "successful efforts" method of accounting for oil and gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered.
Costs  of  drilling  development  wells  are  capitalized.   Geological,
geophysical, carrying and production costs are charged to expense as incurred.

    Costs related to acquiring unproved lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impairment, the costs are charged to expense.

    Depreciation, depletion and amortization of proved oil and gas property costs, including related equipment and facilities, is provided using the units-of-production method.

Note 2: Income Taxes

    Effective January 1, 1993, the company adopted Statement No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The federal income tax expense of $9,788 and $26,989 for the three and nine-months ended September 30, 1995, reduce the deferred tax asset on the balance sheet and do not result in cash outflows.

     In addition, the Company has approximately $1,000,000 of unused net operating loss carryforwards for federal income tax purposes at September 30, 1995.

Note 3: Statement of Cash Flows

    Cash and cash equivalents as used in the Condensed Statements of Cash Flows include cash in banks and certificates of deposit owned.

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $36,891 (19%) and $65,824 (12%) for the three-month and nine-month periods ended September 30, 1995 from the comparable prior-year periods primarily due to a change in management's philosophy regarding the type of properties purchased by the Company. Gas wells now represent 50% of the total properties owned by the Company and the majority of oil wells now produce sweet oil instead of sour oil which generally have higher sales prices per barrel.

The $6,768 (6%) and $39,898 (12%) decrease in production cost for the three-month and nine-month periods ended September 30, 1995 as compared to 1994 is primarily attributable to the efforts of the Company to reduce these type of expenses and to purchase properties which generally have a lower cost of operations associated with them. Interest expense increased approximately $5,705 and $16,367 for the three-month and nine-month periods ended September 30, 1995 from the comparable 1994 periods primarily as a result of higher interest rates in 1995 as compared to 1994 as well as an increase in notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1994, the deficit in working capital has increased by approximately $22,140 to a total of $475,225. Since December 31, 1994, the Company has entered into a new bank note payable maturing in April 1999, which has allowed for classification of $281,060 of the bank note payable in the long term category. The primary cause of the remaining deficit is short term notes payable which are financing long term assets. Cash flow from operations was $40,771 for the nine months ended September 30, 1995. Notes payable have increased by $274,953 as a result of the purchases of producing properties and equipment.

The worldwide crude oil prices continue to fluctuate in 1995. The depressed state of oil and gas prices have had tremendously negative impacts on the Company's profitability. The Company cannot predict how prices will vary during the remainder of 1995 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

                    Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934


                               FORM 10-Q


                           PART II OF TWO PARTS


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits:   None.

b) Reports on Form 8-K: Report filed on August 15, 1995. Acquisition of assets which represented more than ten percent of the total assets of of the registrant.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TEXAS VANGUARD OIL COMPANY
                                        --------------------------
                                             (Registrant)




                                        Robert N. Watson, Jr., President
                                        --------------------------------
                                        Robert N. Watson, Jr., President
                                        (Principal Financial and
                                        (Accounting Officer)

Date: November 10, 1995