Form 10-K
period 1995-12-31
TEXAS VANGUARD OIL CO
filed 1996-03-27
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995      Commission File No. 1-10437

                                  OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to     Commission File No. 1-10437

                     TEXAS VANGUARD OIL COMPANY
       (Exact  name of registrant as specified in its charter)
          Texas                                             74-2075344
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

9811 Anderson Mill Rd., Suite 202
     Austin, Texas                                            78750
(Address of Principal Executive Offices)                    (Zip Code)

  Registrant's telephone number, including area code (512)  331-6781

    Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class: None
Name of each exchange of which registered: Boston Stock Exchange

     Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, $.05 Par Value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, 1,427,087 shares of the registrant's Common Stock were outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (349,512 shares), based on average bid and asked prices on the aforesaid date, was $524,268.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 1996 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 1996, has been incorporated by reference in Part III of this report.


                                PART I


ITEM  1.  BUSINESS

General

   Texas Vanguard Oil Company (the "Company" or "Registrant") was incorporated under the laws of the state of Texas on December 4, 1979. The business of the Company is to engage in the acquisition, exploration, development, and operation of onshore oil and gas properties in the United States, principally in Texas.
In April 1980, the Company completed a public offering of its securities netting approximately $1,250,000 from the sale of 1,500,000 shares of common stock to the public.

   The Company owns interests in producing properties and in undeveloped oil and gas leases in Texas, Oklahoma, Nebraska, Wyoming, and New Mexico. Generally, the Company seeks to attract industry partners to explore and develop its prospects, while retaining a portion of the prospect. These transactions are structured so that the Company's interest carries little or no cost. The involvement of out-side participants allows the Company to reduce its exposure in any given prospect and to ultimately spread its risks by participating in a larger number of prospects. However, such arrangement will typically reduce the Company's percentage interests in any production that might be realized.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Lantern Petroleum Corporation (25% in 1995, 53% in 1994, and 37%
in 1993), Scurlock Permian (46% in 1995 and 13% in 1994), and EOTT Energy (15% in 1995 and 8% in 1994). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment.
The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

Competition

   The oil and gas industry is highly competitive in all aspects. The Company competes with major oil companies, numerous independent oil and gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for, and purchase a greater number of potential producing prospects than the Company's own resources permit. The Company's ability to generate resources will depend not only on its ability to develop existing properties, but also on its ability to identify and acquire proven and unproven acreage and prospects for future exploration.

Environmental Matters

   The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such matters have not had a material effect on operations of the Company to date, but the Company cannot predict whether such matters will have any material effect on its capital expenditures, earnings or competitive position in the future.

Regulations

   The production and sale of crude oil and natural gas are currently subject to extensive regulation of both federal and state authorities. At the federal level, there are price regulations, windfall profits tax, and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and gas. Although compliance with their laws and regulations has not had a material adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely affected thereby.

Employees

   At December 31, 1995, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               William G. Watson                  Vice President-Exploration,
                                                  Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 53), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   William G. Watson (age 47), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director of Robert Watson, Inc. and a director and President of William Watson, Inc., an independent petroleum geological firm, which he founded in 1983, for more than the last five years. Also, he is the brother of Robert N. Watson, Jr.

   Linda R. Watson (age 52), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 56), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

   The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 1995 the Company had one full time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson and William Watson are also directors of companies as previously described which have oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years. Robert Watson and William Watson are the only directors that actively review potential oil and gas property acquisitions for the Company. After identification and evaluation of prospects, such properties are presented first to the Company for possible investment.

   William Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

   Effective February 1, 1996, the Company and a management company owned by the President of the Company extended an agreement whereby the latter provides the Company general corporate management services. This agreement is the same as could be obtained from an independent third party. The affiliated company will receive $9,000 per month, for one year, effective February 1, 1996 as compen-sation for those services. The affiliated company received $108,000, $81,000, and $108,000 as compensation for performance of these services during the years ended December 31, 1995, 1994 and 1993, respectively.

ITEM 2. PROPERTIES

   The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a five year lease with a company owned by the President of the Company for these facilities which will expire on June 30, 1999. The rent for these facilities is $1,250 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1991 through 1995.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net
       1991                 19              9.64              2         .19         ---       ---
       1992                 39             12.06              2         .53         ---       ---
       1993                 17              3.79              1         .14         ---       ---
       1994                 26              8.90             12        7.74         ---       ---
       1995                 38             23.35              8        3.35         ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 1995, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 1995, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Nebraska, Oklahoma, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 1995.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop           32              14.82              16        9.96         959.27         457.34
   Burleson           1                .71             ---         ---          40.00          28.40
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          9               5.98               3         .97         210.00         101.60
   DeWitt             1                ---               1         .15         160.00          12.43
   Eastland (b)       6                .06               1         .06         242.00           2.47
   Eddy (c)           2                .04               3         .07       1,040.00          22.85
   Fayette (b)        3               2.06             ---         ---         400.00         329.85
   Garza (b)         11               8.05             ---         ---         190.00         160.47
   Howard (b)         2                .03             ---         ---          80.00           1.25
   Kent (b)           3                .91             ---         ---         120.00          36.40
   Kimball (d)        4                .21             ---         ---         160.00          46.48
   Lea (b)(c)         2                ---               1         .07         400.00          22.04
   Lee               35              20.82               2        1.88         740.00         463.50
   Liberty            1                .24             ---         ---          40.00           9.52
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.69             ---         ---         120.00         105.46
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              2               1.70               1         .25         160.00          88.00
   Reagan             1                .08             ---         ---          80.00           6.21
   Smith              4               1.76             ---         ---         160.00          70.37
   Ward             ---                ---               3         .22       1,360.00          68.19
   Weston (e)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         7               4.00             ---         ---         520.00         319.44
   Woodward (f)     ---                ---               1         .01         640.00           3.32
   Young (b)          1                .03             ---         ---          40.00           1.31
                 ------            -------           -----       -----       --------       --------
                    135              64.17              34       14.15       8,478.18       2,479.32

(a) A gross well is a well in which the Company owns a working interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are gross acres times the Company's interest.

(b)   The Company owns overriding royalty interest in these counties.
(c)   The Eddy and Lea County wells are located in New Mexico.
(d)   Kimball County wells are located in Nebraska.
(e)   Weston County wells are located in Wyoming.
(f)   Woodward County wells are located in Oklahoma.

Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 1995, 1994 and 1993.

                                             1995       1994           1993
  Oil:
     Production volume (barrels)            31,846     27,063         29,619
     Average sales price per barrel   $      16.43      15.07          15.95
  Gas:
     Production volume (MCF)               192,175    109,942         89,078
     Average sales price per MCF      $       1.55      1.69           1.73

  Average production costs per
     equivalent barrel                $       6.34      9.05          10.89


   The worldwide crude oil prices of 1995 continue to fluctuate in 1996. The Company cannot predict how prices will vary during 1996 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 1995.

           County               Gross                Net
          Bastrop, TX         1,722.74            1,127.69
          Crane, TX             270.00              179.47
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX           79.30                1.20
          Eddy, NM            3,485.00              116.36
          Fayette, TX            96.00                5.91
          Garza, TX           3,410.00              949.28
          Howard, TX            160.00                2.50
          Kent, TX            4,120.00            1,598.00
          Lea, NM             1,094.90              629.90
          Lee, TX               715.78              490.66
          Liberty, TX            40.00                9.52
          Martin, TX             40.00               29.46
          Midland, TX           133.33                2.78
          Pecos, TX             800.00              536.00
          Smith, TX             100.00               40.69
          Weston, WY            600.00              104.75
          Wilson, TX            527.73              385.96
          Winkler, TX           701.60              701.60
          Young, TX              65.00                2.13
                             ---------            --------
                             19,589.38            7,521.23
                             =========            ========

All of the 7,521.23 net undeveloped acres under lease are being held by production.

ITEM 3. LEGAL PROCEEDINGS

   The Company knows of no material litigation pending, threatening or contemplated, or unsatisfied judgments against it, or any other proceeding in which the Company is a party. The Company knows of no material legal actions pending or threatening or judgments entered against any officers on the board of directors of the Company in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 1995.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is traded on the Boston Stock Exchange with the symbol (TVO). The range of high and low sales price for each quarterly period during the past two years as quoted by the Boston Stock Exchange is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 1995

        First Quarter               1.500               1.000
        Second Quarter              1.250               1.125
        Third Quarter               1.500               1.000
        Fourth Quarter              1.438               0.750

      Fiscal 1994

        First Quarter               0.750               0.750
        Second Quarter              1.750               0.750
        Third Quarter               1.500               1.125
        Fourth Quarter              1.500               1.000

   At December 31, 1995, the approximate number of holders of record of the Company's common stock was 587. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            1995        1994       1993         1992        1991
Oil and gas sales    $    729,536     620,742     704,091      775,287     775,947
Total revenue             896,580     714,618     832,719      882,757     802,638
Total expenses           (767,799)   (958,404)   (884,684)    (787,378)   (791,626)
Net earnings (loss)        86,695    (253,896)     45,640       95,379      11,012
Net earnings (loss)
   per share                .06        (.18)        .03          .08         .01
Total assets            2,473,759   2,053,923   1,978,107   1,930,996    1,887,384
Short-term debt           935,009     793,459     546,154     617,937      625,744
Long-term debt            252,247       None       None        None          None
Total liabilities       1,234,352     901,211     586,499     669,028      710,795
Stockholders equity  $  1,239,407   1,152,712   1,391,608   1,261,968    1,166,589

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

   During the year ended December 31, 1995, cash decreased by $20,473. During the years ended December 31, 1994 and 1993, cash increased and decreased by $175,603 and $48,746, respectively. Cash flow from operating activities in 1995 was approximately $119,000, a increase of $37,000 from 1994. The 1994 cash flows from operating activities had shown an increase of $47,000 from 1993.
The significant use of cash, other than for operating expenses, have been investments in producing oil and gas properties of $605,435, $465,505, an $180,486 in 1995, 1994 and 1993, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1995, 1994, and 1993, the Company also increased cash by $76,000, $357,250, and $80,569 respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 1995, the Company had a cash balance of $383,321 which represents approximately 33% of its notes payable.

   Working capital at December 31, 1995 has decreased to .42 to 1 from .50 to 1 at December 31, 1994. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. At December 31, 1995, the Company had borrowed $199,592 from a bank under a line of credit totaling $200,000. The line of credit has a maturity of one year and may be renewed (see note 3 of notes to financial statements for further explanation). Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1996 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 1996 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1996 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 1995.

   As of December 31, 1995, the Company owed $364,747 and $550,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due April 1999 and July 1996, respectively.

ANALYSIS OF RESULTS OF OPERATIONS

   From 1992 to 1993 there was a 9% decrease in oil and gas sales, from 1993 to 1994 oil and gas sales decreased approximately 12%, and from 1994 to 1995 oil and gas sales increased approximately 18%. In 1993, oil production volume decreased by 1.5% at the same time the average price per barrel decreased by 11% to an average price of $15.95 per barrel. In 1993, gas production volume decreased by 10% but the average price per MCF increased 14% to an average of $1.73 per MCF. Also, in 1994, oil production volume decreased by 8.6% and the average price per barrel decreased by 5.5% to $15.07. In 1994, the gas production volume increased 23% and the average price was $1.69 per MCF. In 1995, oil production volume increased by 18% at the same time as the average price per barrel increased by 9% to 16.43. Also, in 1995, the gas production volume increased by 75% which more than offset the decrease in the average price per MCF to $1.55.

   Other income increased to $41,050 in 1995 due to increased gains on sales of producing oil and gas properties as compared to the 1994 total of $27,303. In 1994, other income decreased to $27,303 due to lower gains on sales of producing oil and gas properties as compared to the 1993 total of $82,086. In 1994, the Company sold several sour oil properties in order to reduce operating costs and realized a loss of $227,277.

   Prior to 1994, oil and gas production expenses had increased each of the last three years because of increased oil and gas production between 1990 and 1991 and higher lease operating costs associated with operating more producing wells and needing more maintenance expenditures and workovers in 1993 and 1992. In 1994, oil and gas production expenses decreased by 15% due to the sale of several sour oil properties that were expensive to operate. In 1995, oil and gas production expenses decreased 1% at the same time as production volumes increased as described above.

   Interest expense increased by 22% in 1994 over 1993 due to higher average outstanding balances and higher interest rates. Interest expense increased by 58% in 1995 over 1994 due to higher average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties.

   Total general and administrative expenses are comparable over the last three years as the Company continues to make every effort to control the level of these type expenses. In 1994, a company owned by the President of the Company forgave $27,000 of management fees that otherwise would have been charged to the Company under its management agreement.

   In 1994 and 1993, the Company provided provisions of approximately $31,000 and $117,000, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

ADOPTION OF SFAS NO. 109

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 as of January 1, 1993. The adoption resulted in a cumulative effect of an $80,000 increase to earnings in 1993 and the establishment of a deferred tax asset of the same amount. The 1993 deferred tax asset is net of a valuation allowance of $25,800 at January 1, 1993.

   As of December 31, 1993, the Company estimated that it must earn in the future approximately $287,000 in order to realize the deferred tax asset recorded in 1993. Using average earnings levels over the past five years, this represents approximately three years worth of average earnings on a book basis. Prior to 1994, the Company had generated financial income of $484,535 (pre-tax) in the past five years and taxable income of $169,350 in the past five years. The primary difference between financial income and taxable income relates to accelerated depreciation on well equipment for income tax purposes.

   As of December 31, 1994, the Company estimated that it must earn in the future approximately $257,000 in order to realize the deferred tax asset recorded as of December 31, 1994. Using average financial earnings levels over the past five years (excluding the non-recurring loss on sale of oil and gas properties in 1994), this represents approximately one year of average earnings. The Company has generated financial income (pre-tax and exclusive of the non-recurring loss on the sale of oil and gas properties) of $353, 367 in the past five years.

   As of December 31, 1995, the Company estimates that it must earn in the future approximately $134,000 in order to realize the deferred tax asset recorded as of December 31, 1995. Using average financial earnings levels over the past five years (excluding the non-recurring loss on sale of oil and gas properties in 1994 and 1995), this represents approximately three years of average earnings (excluding non-recurring losses on the sale of sour oil production). The Company has generated financial income (exclusive of the non-recurring losses on sale of sour oil and gas properties) of $33,646 in the past three years.

   The Company's operations are stable and there are no known trends or oper-ating factors that are expected to adversely affect future levels of taxable income.

   Based on the Company's analysis of its situation including projection of earnings for the next three years, a valuation allowance of $46,223 has been recorded at December 31, 1995. Management believes that it will be more likely than not that the Company will realize the value of the net deferred tax asset recorded at December 31, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT







The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in notes 1 and 5 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes effective January 1, 1993.





                                                    KPMG PEAT MARWICK LLP

Austin, Texas
March 22, 1996


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 1995 and 1994

                                     ASSETS
                                                            1995          1994
Current assets:
    Cash (including certificates of deposit of
       $200,000 in 1995 and 1994, pledged)            $    383,321      403,794
    Trade accounts receivable                               26,352       44,332
                                                         ----------   ---------
            Total current assets                           409,673      448,126
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 1,938,154    1,411,408
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged           93,530       89,922
                                                         ---------    ---------
                                                         2,198,314    1,667,960
      Less accumulated depreciation, depletion and
    amortization                                           200,956      166,197
                                                         ---------    ---------
                                                         1,997,358    1,501,763
                                                         ---------    ---------
Deferred tax asset                                          45,409       87,495
Other assets                                                21,319       16,539
                                                         ---------    ---------
    TOTAL ASSETS                                      $  2,473,759    2,053,923
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $       47,096      107,752
    Notes payable and current installments of
       long-term debt                                      914,009      717,459
    Notes payable to related parties                        21,000       76,000
                                                         ---------    ---------
Total current liabilities                                  982,105      901,211
                                                         ---------    ---------
Long-term debt, excluding current installments             252,247          ---
                                                         ---------    ---------
Total Liability                                          1,234,352      901,211

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,427,087 issued and
    outstanding                                             71,354       71,354
    Additional paid-in capital                           1,901,468    1,901,468
    Accumulated deficit                                   (733,415)    (820,110)
                                                         ---------    ---------
Total stockholders' equity                               1,239,407    1,152,712

Commitments (note 4)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,473,759    2,053,923
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Operations

                Years ended December 31, 1995, 1994 and 1993
                                                        1995        1994        1993
Revenues:
    Oil and gas sales                            $    729,536     620,742     704,091
    Well operation fees                               116,817      60,228      39,766
    Other, net                                         41,050      27,303      82,086
     Interest income                                    9,177       6,345       6,776
                                                    ---------   ---------   ---------
       Total revenues                                 896,580     714,618     832,719
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                     405,053     410,593     484,192
  Depreciation, depletion and amortization             51,373      44,061      45,767
  Interest expense                                     89,748      56,665      46,560
  General and administrative                          193,695     188,708     190,955
  Impairment in value of oil and gas property             ---      31,100     117,210
  Loss on sale of oil and gas property                 27,930     227,277        ---
                                                    ---------   ---------   ---------
       Total expenses                                 767,799     958,404     884,684
                                                    ---------   ---------   ---------
  Earnings (loss) before income taxes, extra-
   ordinary item and cumulative effect of
   change in accounting for income taxes              128,781    (243,786)    (51,965)

Income Taxes:
  Deferred federal income tax expense (benefit)        42,086      10,110     (17,605)
                                                     --------   ---------   ---------
  Earnings (loss) before cumulative effect of
    change in accounting for income taxes              86,695    (253,896)    (34,360)

Cumulative effect of change in accounting
    for income taxes (notes 1 and 5)                      ---         ---      80,000
                                                     --------   ---------   ---------
Net earnings (loss)                              $     86,695    (253,896)     45,640
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                             1,427,087    1,397,087   1,313,087
                                                   =========    =========   =========
Earnings (loss) per share before
 accounting change                               $       .06        (.18)         .03
                                                   =========    =========   =========
Cumulative effect of change in accounting
for income taxes                                 $      ---          ---          .06
                                                   =========    =========   =========
Net earnings per share                           $       .06        (.18)         .03
                                                   =========    =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 1995, 1994 and 1993

                                                             Additional
                                          Common Stock        Paid-in   Accumulated
                                        Shares     Amount     Capital     Deficit

Balances at December 31, 1992         1,229,087    61,454    1,812,368   (611,854)

   Issuance of common stock             168,000     8,400       75,600        ---

   Net earnings                             ---       ---          ---     45,640
                                      _________   _______    _________   ________
Balances at December 31, 1993         1,397,087    69,854    1,887,968   (566,214)

   Issuance of common stock              30,000     1,500       13,500        ---

   Net loss                                 ---       ---          ---   (253,896)
                                      _________   ________   _________   ________
Balances at December 31, 1994         1,427,087     71,354   1,901,468   (820,110)

   Net earnings                             ---        ---         ---     86,695
                                      _________   ________   _________   ________
Balances at December 31, 1995         1,427,087     71,354   1,901,468   (733,415)
                                      =========   ========   =========   ========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 1995, 1994 and 1993
                                                                1995         1994         1993
Cash flows from operating activities:
  Earnings (loss) before accounting change               $     86,695     (253,896)     (34,360)
  Adjustments to reconcile earnings (loss) before
    accounting change to cash provided by
    operating activities:
      Depreciation, depletion and amortization                 51,373       44,061       45,767
      (Gain) loss on sale of oil and gas properties            (9,520)     199,974      (54,284)
      Deferred federal income tax expense (benefit)            42,086       10,110      (17,605)
      Stock issued for services                                   ---       15,000          ---
      Impairment in value of oil and gas property                 ---       31,100      117,210
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                           17,980      (19,486)     (11,028)
        Increase (decrease) in trade accounts payable         (60,656)      67,407      (10,747)
        Increase in other assets                               (9,185)     (12,171)         ---
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                 118,773       82,099       34,953
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                 76,000      357,250       80,569
  Additions to oil and gas properties                        (605,435)    (465,505)    (180,486)
  Additions to furniture and equipment                         (3,608)        (844)         ---
  Proceeds from sale of vehicle                                   ---          ---        4,000
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (533,043)    (109,099)     (95,917)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                               1,000,000      492,000      187,000
  Repayments of notes payable                                (606,203)    (289,397)    (174,782)
                                                             ---------    ---------    ---------
    Net cash provided by (used in) financing activities       393,797      202,603       12,218

    Net increase (decrease) in cash                           (20,473)     175,603      (48,746)

    Cash and cash equivalents at
      beginning of year                                       403,794      228,191      276,937
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $    383,321      403,794      228,191
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $     89,748       56,665       46,560
                                                            ==========   ==========   ==========

Supplemental disclosure of non cash investing and financing activity:
  See note 6.

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 1995, 1994 and 1993


(1) Significant Accounting Policies

Description of Business - Texas Vanguard Oil Company (the Company) engages in the acquisition, exploration, development, and operation of onshore oil and gas properties in the United States, principally in Texas. The Company owns interests in producing properties and undeveloped oil and gas leases in Texas, Oklahoma, Nebraska, Wyoming and New Mexico. The Company sells all of its production to traditional industry purchasers who have the facilities to transport the oil and gas from the well site.

Oil and Gas Properties - The Company follows the "successful efforts" method of accounting for oil and gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical, carrying and production costs are charged to expense as incurred.

Costs related to acquiring unproved lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impair-ment, the costs are charged to expense.

Depreciation, depletion and amortization of proved oil and gas property costs, including related equipment and facilities, is provided using the units-of-production method on a property by property basis.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company does not expect adoption of Statement 121 to have a material affect on the financial statements at adoption.

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

          Office furniture and equipment         7 years
          Automotive equipment                   5 years

Federal Income taxes - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" which is effective for fiscal years beginning after December 15, 1992. The statement requires use of the "asset and liability method" of income tax accounting which bases the amount of current and future taxes payable on the events recognized in the financial statements and on tax laws existing at the balance sheet date. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date. The Company has adopted Statement No. 109 effective January 1, 1993 and reported the cumulative effect of that change in the method of accounting in the 1993 Statement of Earnings.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of demand deposits and certificates of deposit with an original maturity of ninety days or less.

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from three customers in 1995, two customers in 1994 and one customer in 1993 as follows: 1995 - 46%, 25% and 15%, 1994 - 53% and 13%, and 1993 - 37%.
The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

Use of Estimates - Consistent with the requirements of generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in order to prepare these financial statements. Actual results could differ from those estimates.

(2) Stock Option Plan

The Company enacted an Incentive Stock Option Plan in 1980 which provides for the granting of options to officers, key employees and consultants for the purchase of a total of 150,000 shares of common stock of the Company. At December 31, 1994, 150,000 shares are available for grant. The option prices may not be less than 100% of the market price on the date of the grant. Options granted under the plan must be exercised within five years of the date of grant in such amounts as the Board of Directors may determine.

                            TEXAS VANGUARD OIL COMPANY

                          Notes to Financial Statements

(3) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              1995          1994
Note payable under $200,000 line of credit              $    199,592       199,854

Note payable in original amount of $450,000,
  due in April 1995, interest payable monthly at
  prime rate plus 1% (10.5% at December 31, 1994),
  secured by oil and gas properties.                             ---       450,000

Note payable in original amount of $450,000, due in
  April 1999, payable in monthly installments of
  $9,375 principal plus accrued interest
  at prime rate plus 1% (10.5% at December 31, 1995),
  secured by oil and gas properties.                         364,747           ---

Note payable in original amount of $550,000, due in
  July 1996, interest payable monthly at prime rate
  plus 1% (10.5% at December 31, 1995), secured by
  oil and gas properties.                                    550,000           ---

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through October, 1998, secured by equipment.          31,917        47,605
                                                           ---------       -------
Total bank debt                                            1,146,256       697,459
Less current installments                                    894,009       697,459
                                                           ---------       -------
Long-term bank debt, excluding current installments     $    252,247           ---
                                                           =========       =======


The Company maintained a line of credit with a bank at December 31, 1995 and 1994 in the aggregate amount of $200,000. Borrowings of $199,592 and $199,854 against the line of credit were outstanding at December 31, 1995 and 1994, respectively. The $199,592 borrowing bears interest at the bank's certificate of deposit rate plus 2% (7.50% at December 31, 1995). There are no commitment fees or compensating balance arrangements. The line of credit is secured by $200,000 of certificates of deposit and matures on April 19, 1996. At
December 31, 1995 and 1994 the Company also had a note payable to a corporation in the amount of $20,000. The note is due on demand, bears interest at 10% and is unsecured.

(4) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $108,000, $81,000, and $108,000 as compensation for performance of those services during the years ended December 31, 1995, 1994 and 1993, respectively. Management fees totaling $27,000 under this agreement were forgiven in 1994. Effective February 1, 1996 the agreement was continued with terms of $9,000 per month through January 31, 1997.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease. Rent expense incurred under this lease was $15,000 for the year ended December 31, 1995. Future minimum lease payments are as follows:

                      1996    $    15,000
                      1997         15,000
                      1998         15,000
                      1999          7,500
                                   ------
                              $    52,500
                                   ======


                     TEXAS VANGUARD OIL COMPANY

                   Notes to Financial Statements

(4) Related Party Transactions, continued

The Company has several notes payable to individual directors and companies owned by certain directors of the Company in the amount of $21,000 and $76,000 at December 31, 1995 and 1994, respectively. The notes are due on demand, bearing interest at 10% and are unsecured.

In 1994, the Company issued 30,000 shares of restricted stock to a director of the Company for services rendered to the Company. The transaction was valued at $15,000 which was the estimated fair market value of restricted stock.

In 1993, the President of the Company exchanged notes payable totaling $84,000 for 168,000 shares of restricted common stock of the Company. The transaction was consummated at the current market value of the Company's common stock.

(5) Federal Income Taxes

As described in note 1, the Company adopted Statement No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $80,000 is determined as of January 1, 1993 and is reported separately in the statement of operations for the year ended December 31, 1993.

The significant components of the deferred income tax expenses for the years ended December 31, 1995 and 1994 are as follows:
                                                                 1995       1994
   Deferred income tax                                     $    50,735     82,887
   (Decrease)Increase in valuation allowance
      on deferred tax asset                                     (8,649)    24,072
   Other                                                           ---    (96,849)
                                                               --------   --------
                                                           $    42,086     10,110
                                                               ========   ========
The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1995 and 1994 is presented below:

                                                                        1995        1994
   Deferred tax asset:
     Net operating loss carryforward                            $     321,555     350,434
     Less valuation allowance                                         (46,223)    (54,872)
                                                                     ---------   ---------
     Net deferred tax asset                                           275,332     295,562
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (229,923)   (208,068)
                                                                     ---------   ---------
   Total deferred tax asset                                     $      45,409      87,494
                                                                     =========   =========


                            TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

(5) Federal Income Taxes, continued

The valuation allowance for the deferred tax asset at December 31, 1995 and 1994 was as follows:

                                                            1995     1994
       Balance, beginning of year                    $    54,872    30,800
       (Decrease) Increase in valuation allowance         (8,649)   24,072
                                                          ------    ------
                                                     $    46,223    54,872
                                                          ======    ======

As of December 31, 1995, the Company estimates that it must earn in the future approximately $134,000 in order to realize the deferred tax asset recorded. The Company's operations are stable and there are no known trends or operating factors that are expected to adversely affect future levels of taxable income.

The Company has accumulated losses for Federal income tax purposes of approximately $945,000 as of December 31, 1995 which may be carried forward and used to reduce taxable income in future years. The carryforwards expire as follows:

                     Year of Expiration      Amount
                          1996              107,000
                          1997              146,000                                  1999                           97,000
                          1999               97,000
                          2000               48,000
                          2006               30,000
                          2008              158,000
                          2009              359,000
                                          ---------
                                       $    945,000
                                          =========

(6) Supplemental disclosure of non-cash investing and financing activity

In 1994, the Company issued 30,000 shares of stock (at estimated market value) for services rendered valued at $15,000. In 1994, the Company purchased $44,702 of equipment through bank borrowings. In 1993, the Company exchanged 168,000 shares of stock (at estimated market value) for notes payable totaling $84,000.

(7) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 1995.

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 1995, 1994 and 1993
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                      1995                       1994                       1993
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
    Beginning of year        1,061,861    5,492,496      1,139,611    3,561,883     1,139,939    3,924,640
    Revisions of
      previous estimates       (82,679)      93,094        (37,541)    (222,389)      (50,294)      84,758
Extensions
   and Discoveries                 ---          ---         23,916      104,009           ---          ---
Purchase of
   minerals in place           693,553    4,248,008        395,530    3,115,903        99,527       70,093
Sale of minerals                (1,700)      (1,536)      (432,592)    (956,968)      (19,942)    (428,530)
Production                     (31,846)    (192,175)       (27,063)    (109,942)      (29,619)     (89,078)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                  1,639,189    9,639,887      1,061,861    5,492,496     1,139,611    3,561,883
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year            1,061,861    5,492,496      1,139,611    3,561,883     1,139,939    3,924,640
End of year                  1,639,189    9,639,887      1,061,861    5,492,496     1,139,611    3,561,883

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved oil and gas reserves in which the enterprise has mineral interests. The Company cannot predict price fluctuations which may occur in the future. Future income tax expenses were provided after estimated utilization of Federal income tax loss carryforwards.

                                                          December 31,
                                                                    1995  1994 1993
Future cash inflows                         $    49,604,773     27,974,770     22,223,615
Future production and development costs         (17,767,270)   (10,383,475)   (10,459,067)
Future income tax expenses                       (8,982,265)    (4,399,089)    (2,444,941)
                                                ------------   ------------   ------------
     Future net cash flows                       22,855,238     13,195,206      9,319,607

10% annual discount for estimated
 timing of cash flows                           (16,315,880)    (9,474,203)    (6,646,320)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $     6,539,358      3,718,003      2,673,287
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          1995         1994         1993
Changes:
    Sale of oil and gas produced, net of
      production costs                            $     (608,752)    (506,341)    (512,880)
    Net changes in prices and production costs           265,251      489,836     (619,927)
    Purchase of minerals in place                      1,865,418    1,078,738      105,346
    Extensions and discoveries                               ---       50,715          ---
        Sales                                             (3,022)    (758,406)     (81,063)
    Revisions of previous quantity estimates             (97,356)     (68,080)     (60,882)
    Accretion of discount                                371,800      267,329      426,542
    Other                                              1,028,016      490,925     (849,273)
                                                       ---------    ---------    ----------
        Net changes                                    2,821,355    1,044,716   (1,592,137)

Beginning balance - standardized measure
    of discounted future net cash flows                3,718,003    2,673,287    4,265,424
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $    6,539,358    3,718,003    2,673,287
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      1995         1994         1993
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630       13,480

Proven oil and gas properties                     1,938,154    1,411,408    1,807,900

Accumulated depletion and amortization             (155,627)    (131,358)    (220,847)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   1,949,157    1,446,680    1,600,533
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               1995     1994       1993
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          555,595   387,771     53,539
Exploration costs                               ---       ---        ---
Development costs                            49,840    77,734    126,947

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Items 10, 11, 12 and 13 constituting Part III of Form 10-K have been omitted from this annual report pursuant to the provisions of Instruction G(3) to Form 10-K, as the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 1995 and 1994 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1995, and notes to financial statements are included in Item 8.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3). Exhibits
Number    Description of Document
3      Copies of Articles of Incorporation and Bylaws - Incorporated by
       reference to Exhibits 4a and 4b to Registration Statement No. 2-66693
       filed by registrant on Form S-2.

3.1 Articles of Amendment to authorize capitalization of common stock, previously filed as exhibits to Form 8-K dated May 27, 1983.

3.2    Certificate of Amendment dated February 20, 1990 of Articles of
       Incorporation and Articles of Amendment dated February 16, 1990 to the
       Articles of Incorporation. Filed as Exhibit to 1989 Form 10-K.

10.1   Incentive Stock Option Plan, previously filed as Exhibit 5b to
       Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2   Management contract between Texas Vanguard Oil Company and Robert Watson,
       Inc., previously filed with Form 8-K dated January 30, 1988.

10.4 Note payable to Austin National Bank dated April 19, 1994, previously filed as exhibit to 1994 Form 10-K.

10.5   Note payable to Midland American Bank dated April 16, 1995.

10.6   Note payable to Midland American Bank date July 21, 1995.

(b). Reports of Form 8-K

        Form 8-K filed on October 20, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and is the capacities and on the dates indicated.




Robert N. Watson, Jr.                       William G. Watson
Robert N. Watson, Jr., President,           William G. Watson, Vice President
Director, Chairman of the Board,            and Director
Principal Executive Officer and             March 29, 1996
Principal Financial and Accounting
Officer
March 29, 1996

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 29, 1996
March 29, 1996


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Robert N. Watson, Jr.                 CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

William G. Watson
Vice President and Director           INDEPENDENT ACCOUNTANTS
                                      KPMG Peat Marwick LLP
Linda R. Watson                       Austin, Texas
Secretary/Treasurer
and Director                          TRANSFER AGENT
                                      American Securities Transfer, Inc.
Robert L. Patterson                   P.O. Box 1596
Director                              Denver, Colorado 80201

                                      COMMON STOCK
                                      Traded on Boston Stock Exchange
                                      Symbol: TVO

                                      1995 ANNUAL SHAREHOLDERS MEETING
                                      June 6, 1996, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.5

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County
(915) 687-3013

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
(512) 331-6781

TERMS:
Interest Rate:         Variable
Principal Amount:     $450,000.00
Funding Date:          April 16, 1995
Maturity Date:         April 16, 1999
Customer Number:       76384
Loan Number:           89120

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of FOUR HUNDRED FIFTY THOUSAND AND NO/100 Dollars ($450,000.00) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the Note may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE AND NO/1000 percent (1.000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. The initial Index Rate is TEN AND NO/1000 percent (10.000%) per annum. Therefore, the initial interest rate on this Note shall be ELEVEN AND NO/1000 percent (11.000%) per annum. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

If the Index becomes unavailable during the term of the loan, Lender may substitute another index which is similar.

MINIMUM RATE/MAXIMUM RATE: The minimum rate on this Note shall be n/a percent (n/a %) per annum. The maximum rate on this Note shall not exceed EIGHTEEN AND NO/1000 percent (18.000%) per annum or the Maximum Lawful Rate, whichever is less.

DEFAULT RATE: In the event of a default under this Note, the Lender may, in its discretion, determine that all amounts owing to Lender shall bear interest as follows: EIGHTEEN PERCENT or the Maximum Lawful Rate, whichever is less.

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: 47 PAYMENTS OF PRINCIPAL IN THE AMOUNT OF $9,375.00 PLUS ACCRUED INTEREST BEGINNING MAY 16, 1995 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON APRIL 16, 1999.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, _X_ this Note is given in renewal of, but not in novation or discharge of, Loan Number 76384/89120.

SECURITY: To secure the payment and performance of obligations incurred under this Note, Borrower grants Lender a security interest in, and pledges and assigns to Lender all of Borrower's rights, title, and interest in all monies, instruments, and savings, checking, and other deposit accounts of Borrower's, (excluding IRA, Keogh, and trust accounts and deposits subject to tax penalties if so assigned), that are now or in the future in Lender's custody or control. Upon default, and the extent permitted by applicable law, Lender may exercise its security interest in all such property which shall be in addition to and cumulative of Lender's right of common law setoff. __X__ If checked, the obligations under this note are also secured by a lien and/or security interest in the property described in the documents executed in connection with this Note as well as any other property designated as security for this Note now or in the future.

PREPAYMENT: This Note may be prepaid in part or in full on or before its maturity date. If this Note contains more than one installment, all prepayments shall be as determined by Lender and as permitted by law.

ADDITIONAL TERMS:

Collateral: Oil and Gas properties in various counties, Texas. Negative pledge on other oil properties. Purpose: Property Acquisitions.

BORROWER ACKNOWLEDGES THAT BORROWER HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS NOTE INCLUDING THE PROVISIONS ON THE REVERSE SIDE. BORROWER ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS NOTE.

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  APRIL 16, 1995

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT


                               EXHIBIT 10.6

COMMERCIAL REVOLVING OR DRAW NOTE-VARIABLE RATE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County
(915) 687-3013

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
(512) 331-6781

TERMS:
Interest Rate:         Variable
Principal Amount:     $550,000.00
Funding Date:          July 21, 1995
Maturity Date:         July 21, 1996
Customer Number:       76384
Loan Number:           100840

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of FIVE HUNDRED FIFTY THOUSAND AND NO/100 Dollars ($550,000.00) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the Note may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE AND NO/1000 percent (1.000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. The initial Index Rate is currently NINE AND 750/1000 percent (9.750%) per annum. Therefore, the initial interest rate on this Note shall be TEN AND 750/1000 percent (10.750%) per annum. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

If the Index becomes unavailable during the term of the loan, Lender may substitute another index which is similar.

MINIMUM RATE/MAXIMUM RATE: The minimum rate on this Note shall be n/a percent (n/a %) per annum. The maximum rate on this Note shall not exceed EIGHTEEN AND NO/1000 percent (18.000%) per annum or the Maximum Lawful Rate, whichever is less.

DEFAULT RATE: In the event of a default under this Note, the Lender may, in its discretion, determine that all amounts owing to Lender shall bear interest as follows: EIGHTEEN PERCENT or the Maximum Lawful Rate, whichever is less.

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: ON DEMAND OR IF NO DEMAND IS MADE-INTEREST ONLY PAYMENTS ARE DUE SEPTEMBER 1, 1995 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 21, 1999.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, _X_ this Note is given in renewal of, but not in novation or discharge of, Loan Number 40060.

SECURITY: To secure the payment and performance of obligations incurred under this Note, Borrower grants Lender a security interest in, and pledges and assigns to Lender all of Borrower's rights, title, and interest in all monies, instruments, and savings, checking, and other deposit accounts of Borrower's, (excluding IRA, Keogh, and trust accounts and deposits subject to tax penalties if so assigned), that are now or in the future in Lender's custody or control. Upon default, and the extent permitted by applicable law, Lender may exercise its security interest in all such property which shall be in addition to and cumulative of Lender's right of common law setoff. __X__ If checked, the obligations under this note are also secured by a lien and/or security interest in the property described in the documents executed in connection with this Note as well as any other property designated as security for this Note now or in the future.

PREPAYMENT: This Note may be prepaid in part or in full on or before its maturity date. If this Note contains more than one installment, all prepayments shall be as determined by Lender and as permitted by law.

REVOLVING OR DRAW FEATURE: This Note possesses a revolving or draw feature as indicated below.

_X_ This Note possesses a revolving feature. Borrower shall be entitle to borrow up to the full amount of the Note from time to time during the term of this Note.

___ This Note possesses a draw feature. Borrower shall be entitled to make one or draws under this Note. The aggregate amount of such draws shall not exceed the full principal amount of this Note.

Lender shall maintain a written ledger of the amounts loaned to and repaid by Borrower under this Note. The aggregate unpaid principal amount shown on such ledger shall be rebuttable presumptive evidence of the outstanding principal amount owing and unpaid on this Note. The Lender's failure to record the date and amount of any advance on such ledger shall not limit or otherwise affect the obligations of the Borrower under this Note to repay the outstanding principal amount of the advances together with all accrued, unpaid interest thereon. Lender shall not be obligated to provide Borrower a copy of the ledger on a periodic basis, however, Borrower shall be entitled to inspect or obtain a copy of the ledger during Lender's business hours.

CONDITIONS FOR ADVANCES: Borrower shall be entitled to borrow monies under this Note (subject to the limitations described above) under the following conditions: UPON OFFICER APPROVAL.

ADDITIONAL TERMS:

Collateral: Oil and Gas properties in various counties, Texas. Negative pledge on other oil properties. Purpose: Property Acquisitions.

BORROWER ACKNOWLEDGES THAT BORROWER HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS NOTE INCLUDING THE PROVISIONS ON THE REVERSE SIDE. BORROWER ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS NOTE.

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  JULY 21, 1995

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT