Form 10-Q
period 1996-03-31
TEXAS VANGUARD OIL CO
filed 1996-05-14
CIK 315261

---------------------------------------------------------------------
     ---------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended March 31, 1996      Commission File No. 1-10437

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

    Former name, address and fiscal year, if changed since last report: None


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

         Class                                Outstanding at March 31, 1996
Common Stock, $.05 par value                            1,427,087 shares

                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number
   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 1996 and December 31, 1995              3

               Condensed Statements of Operations -
                 Three months ended March 31, 1996 and 1995        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 1996 and 1995        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         1996         1995
Current assets:
    Cash and temporary investments                 $   371,613      383,321
    Trade accounts receivable                           25,177       26,352
                                                     ---------   ----------
        Total current assets                           396,790      409,673
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           2,157,352    2,104,784
    Office furniture and vehicles                       93,530       93,530
                                                     ---------    ---------
                                                     2,250,882    2,198,314

    Less accumulated depreciation, depletion and
      amortization                                    (216,567)    (200,956)
                                                     ----------   ----------
        Total property and equipment                 2,034,315    1,997,358
                                                     ---------    ----------
     Other assets                                       19,918       21,319
                                                     ---------    ----------
     Deferred tax asset                                 15,552       45,409
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 2,466,575    2,473,759
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    12,820       47,096
     Notes payable and current installments of
        long-term debt                                 932,269      935,009
                                                     ---------    ----------
          Total current liabilities                    945,089      982,105
                                                     ---------    ----------
Long-term debt, excluding current installments         224,122      252,247
                                                     ---------    ----------
Total liabilities                                    1,169,211    1,234,352
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       71,354       71,354
     Additional paid-in capital                      1,901,468    1,901,468
     Retained deficit                                 (675,458)    (733,415)
                                                     ---------    ----------
          Total stockholders' equity                 1,297,364    1,239,407
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,466,575    2,473,759
                                                     =========    ==========

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Operations
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         1996        1995
 Revenue:
    Operating revenue                            $    295,630      182,440
    Other income                                        2,712        1,603
                                                    ---------    ---------
       Total revenue                                  298,342      184,043
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    107,641       84,334
   Exploration cost                                       311          362
   Depreciation, depletion and amortization            17,013       11,774
   General and administrative                          56,407       43,593
   Interest                                            29,155       18,000
                                                    ---------    ---------
       Total costs and expenses                       210,527      158,063
                                                    ---------    ---------
         Income before
           federal income taxes                        87,815       25,980
                                                    ---------    ---------
         Federal income tax                            29,857        8,833
                                                    ---------    ---------
              Net income                         $     57,958       17,147
                                                    ---------    ---------
Weighted average number of shares outstanding       1,427,087    1,427,087
                                                    ---------    ---------

     Income per common share                     $        .04          .01
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             1996       1995

     Net cash flows from operating activities         $    71,726      (61,753)

     Net cash flows from investing activities             (52,569)     (56,275)

     Net cash flows from financing activities             (30,865)     (12,104)

                                                         ---------    ---------
     Net change in cash and temporary investments         (11,708)    (130,132)

     Cash and temporary investments at
          beginning of period                             383,321      403,794
                                                         ---------    ---------
     Cash and temporary investments at
          end of period                               $   371,613      273,662
                                                         ---------    ---------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 1996

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

The federal income tax expense of $29,857 for the three months ended March 31, 1996, reduces the deferred tax asset on the balance sheet and does not result in cash outflows.

In addition, the Company has approximately $945,000 of unused net operating loss carryforwards for federal income tax purposes at March 31, 1996.

Note 3: Statement of Cash Flows

Cash and cash equivalents as used in the Condensed Statements of Cash Flows include cash in banks and certificates of deposit owned.

Note 4: Adoption of Accounting Standard

The Financial Accounting Standards Board issued statement of Financial Accounts Standards No. 121, Accounting For The Impairment of Long-Lived Assets For Long-Lived Assets To Be Disposed Of in March 1995, for implementation in fiscal year beginning after December 15, 1995. There was no affect on the Company's financial statements upon adoption of Statement 121 in the first quarter of 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $113,190 (62%) for the three-month period ended March 31, 1995 from the comparable prior-year period due to a com-bination of factors including higher oil prices in 1996 as compared to 1995, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The $23,307 (28%) increase in production cost for the three-month period ended March 31, 1996 as compared to 1995 is primarily attributable to the installation of new equipment as described above which maximizes gas production capabilities. General and administrative expenses increased $12,814 (29%) for the three-month period ended March 31, 1996 from the comparable prior year period primarily as a result of an $8,000 increase in management fees paid in 1996 as compared to 1995 as well as a $5,000 increase in accounting costs. Interest expense increased approximately $11,155 for the three-month period ended March 31, 1996 from the comparable prior-year period due to higher average outstanding balances.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1995, the deficit in working capital has decreased by approximately $24,133 to a total of $548,299. In April 1995, the Company entered into a new bank note payable maturing in April 1999, which has allowed for classification of $224,122 of the bank note payable in the long term category. The primary cause of the remaining deficit is short term notes payable of $932,269 which are financing long term assets. The Company does not anticipate any problems with the continued renewal of its bank debt. Cash flow from operations remains positive at $71,726 for the three months ended March 31, 1996. Notes payable have decreased by $30,865 due to scheduled payments for the first quarter of 1996.

The worldwide crude oil prices continue to fluctuate in 1996. The Company cannot predict how prices will vary during the remainder of 1996 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

                                     PART II.


Item 6. Exhibits and Reports on Form 8-K


  a) Exhibits: None.

  b) Reports on Form 8-K: None.









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

Date: May 13, 1996