Form 10-Q
period 1996-06-30
TEXAS VANGUARD OIL CO
filed 1996-08-14
CIK 315261

---------------------------------------------------------------------
     ---------------------------------------------------------------------



                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                ---------------


                                FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 1996
Common Stock, $.05 par value                         1,427,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 1996 and December 31, 1995                        3

        Condensed Statements of Operations -
          Three and six months ended June 30, 1996 and 1995          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 1996 and 1995                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          1996         1995
     Current assets:
          Cash and temporary investments             $   482,118      383,321
          Trade accounts receivable                       30,587       26,352
                                                       ---------    ---------
              Total current assets                       512,705      409,673
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   2,173,693    2,104,784
      Office furniture and vehicles                       93,530       93,530
                                                       ---------    ---------
                                                       2,267,223    2,198,314

     Less accumulated depreciation, depletion and
            amortization                                (234,268)    (200,956)
                                                       ---------    ---------
              Total property and equipment             2,032,955    1,997,358
                                                       ---------    ---------
     Other assets                                         18,516       21,319
     Deferred tax asset                                      ---       45,409
                                                       ---------    ---------
              TOTAL ASSETS                           $ 2,564,176    2,473,759
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     14,451      47,096
      Notes payable and current installments
        of long-term debt                                 929,569     935,009
                                                        ---------   ---------
           Total current liabilities                      944,020     982,105
                                                        ---------    --------
   Long-term debt, excluding current installments         195,997     252,247

                                                        ---------   ---------
           Total Liabilities                            1,140,017   1,234,352

   Stockholders' equity:
      Common stock                                         71,354      71,354
      Additional paid-in capital                        1,901,468   1,901,468
      Retained deficit                                   (548,663)   (733,415)
                                                        ---------   ---------
            Total stockholders' equity                  1,424,159   1,239,407
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  2,564,176   2,473,759
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                    Condensed Statements of Operations
                               (Unaudited)

                                       Three months ended       Six months ended
                                             June 30,               June 30,
                                         1996       1995        1996        1995
     Revenue:
      Operating revenue            $   386,208     196,906     681,837     379,346
      Other income                       2,925       2,149       5,637       3,752
                                     ---------   ---------   ---------   ---------
        Total revenue                  389,133     199,055     687,474     383,098
                                     ---------   ---------   ---------   ---------
     Costs and expenses:
      Production cost                  117,437      94,850     225,078     179,184
      Exploration cost                      32         191         343         553
      Depreciation, depletion
          and amortization              21,389      12,637      38,402      24,411
      General and
          administrative                73,133      48,662     129,540      92,256
      Interest                          28,281      18,103      57,436      36,102
      Abandonment of leasehold           6,514         ---       6,514         ---
                                     ---------   ---------   ---------   ---------
        Total costs and expenses       246,786     174,443     457,313     332,506
                                     ---------   ---------   ---------   ---------
         Income before
           federal income taxes        142,347      24,612     230,161      50,592
                                     ---------   ---------   ---------   ---------
    Federal income taxes:
     Current federal taxes                 ---         ---         ---         ---
     Deferred federal taxes             15,552       8,368      45,409      17,201
                                     ---------    --------   ---------   ---------
     Total federal income tax           15,552       8,368      45,409      17,201
                                     ---------   ---------   ---------   ---------
         Net income                $   126,795      16,244     184,752      33,391
                                     =========   =========   =========   =========
     Weighted average number of
         shares outstanding          1,427,087   1,427,087   1,427,087   1,427,087
                                     =========   =========   =========   =========
     Income per common share            .09         .01         .13         .02
                                     =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       1996        1995

Net cash flows from operating activities          $  235,911     (24,591)

Net cash flows from investing activities             (75,423)   (115,641)

Net cash flows from financing activities             (61,690)     13,730
                                                    ---------   ---------
Net change in cash and temporary investments          98,798    (126,502)

Cash and temporary investments at
    beginning of period                              383,321     403,794
                                                    ---------   ---------
Cash and temporary investments at
    end of period                                 $  482,119     277,292
                                                    ---------   ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 1996

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

The federal income tax expense of $45,409 for the six month period ended June 30, 1996, is a deferred tax expense and does not result in cash outflows.

In addition, the Company has approximately $945,000 of unused net operating loss carryforwards for federal income tax purposes at June 30, 1996.

Note 3:  Statement of Cash Flows

Cash and cash equivalents as used in the Condensed Statements of Cash Flows include cash in banks and certificates of deposit owned.

Note 4:  Adoption of Accounting Standard

The Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, in March 1995 for implementation in fiscal years beginning after December 15, 1995. There was no affect on the Company's financial statements upon adoption of Statement 121 in the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $189,302 (96%) and $302,491 (80%) for the three-month and six-month periods ended June 30, 1996 from the comparable prior-year periods primarily due to a combination of factors including higher oil prices in 1996 as compared to 1995, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The $22,587 (24%) and $45,894 (26%) increase in production cost for the three-month and six-month periods ended June 30, 1996 as compared to 1995 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as the installation of new equipment as described above which maximizes gas production capabilities. Interest expense increased approximately $10,178 and $21,334 for the three-month and six-month periods ended June 30, 1996 from the comparable 1995 periods primarily due to higher average outstanding balances. General and adminstrative expenses increased $37,284 for the six month period ended June 30, 1996 from the comparable prior year period primarily as a result of an $18,000 increase in management fees paid in 1996 as compared to 1995 as well as a $13,400 increase in accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1995, the deficit in working capital has decreased by approximately $141,117 to a total of $431,315. In April 1995, the Company entered into a new note payable maturing in April 1999, which allowed for classification of $195,997 of the bank note payable in the long term catagory. The primary cause of the remaining deficit is short term notes payable of $929,569 which are financing long term assets. Cash flow from operations remains positive at $235,911 for the six months ended June 30, 1996. Notes payable have decreased by $61,690 due to scheduled payments.


The worldwide crude oil prices continue to fluctuate in 1996. The depressed state of oil and gas prices have had tremendously negative impacts on the Company's profitability. The Company cannot predict how prices will vary during the remainder of 1996 and what effect they will ultimately have on the Company, but management believes that the Company will be able to gen-erate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.





                                 PART II.


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits:  None.

b) Reports on Form 8-K:  Report Form 8-K filed May 6, 1996.










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

Date: August 13, 1996