Form 10-Q
period 1996-09-30
TEXAS VANGUARD OIL CO
filed 1996-11-12
CIK 315261

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


    Class of Common Stock                 Outstanding at September 30, 1996
    ---------------------                 ---------------------------------
      $.05 par value                            1,427,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 1996 and December 31, 1995               4

         Condensed Statements of Operations,
            Three and nine months ended
            September 30, 1996 and 1995                        5

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 1996 and 1995      5

         Notes to the Condensed Financial Statements           6

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         7

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               1996            1995
Current assets:
   Cash and temporary investments         $   406,870         383,321
   Trade accounts receivable                   38,783          26,352
                                            ---------       ---------
       Total current assets                   445,653         409,673
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           2,366,906       2,104,784
   Office furniture and vehicles              117,857          93,530
                                            ---------       ---------
                                            2,484,763       2,198,314
   Less accumulated depreciation,
     depletion and amortization              (252,725)       (200,956)
                                           -----------      ----------
       Total property and equipment         2,232,038       1,997,358
                                           -----------      ----------
   Other assets                                17,115          21,319
                                           -----------      ----------
   Deferred tax asset                             ---          45,409
                                           -----------      ----------
       TOTAL ASSETS                       $ 2,694,806       2,473,759
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    39,380          47,096
   Notes payable and current installments
     of long-term debt                        504,215         935,009
                                            -----------     ----------
       Total current liabilities              543,595         982,105
                                            -----------     ----------
Long-term debt, excluding
   current installments                       597,122         252,247
                                            -----------     ----------
Total liabilities                           1,140,717       1,234,352
Stockholders' equity:
   Common stock                                71,354          71,354
   Additional paid-in capital               1,901,468       1,901,468
   Retained deficit                          (418,733)       (733,415)
                                          -----------      ----------
       Total stockholders' equity           1,554,089       1,239,407
                                          -----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 2,694,806       2,473,759
                                          -----------       ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Operations
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             1996       1995           1996       1995

Revenue:
  Operating revenue       $ 337,239    234,133     1,019,076    613,479
  Other income                2,712      2,712         8,350      6,464
                          ---------    -------     ---------    -------
     Total revenue          339,951    236,845     1,027,426    619,943
                          ---------    -------     ---------    -------
Costs and expenses:
  Production cost           117,772    114,304       342,850    293,488
  Exploration cost                5        384           348        936
  Depreciation, depletion
    and amortization         19,859     14,754        58,261     39,165
  Interest                   26,520     21,676        83,957     57,778
  General and
    administrative           45,866     56,939       175,405    149,196
  Abandonment/Impairment
    of leaseholds               ---        ---         6,514        ---
                          ---------   ---------    ---------   ---------
Total costs and expenses    210,022    208,057       667,335    540,563
                          ---------   ---------    ---------   ---------
  Income before
   federal income taxes     129,929     28,788       360,091     79,380
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Current federal
     income taxes            44,176       ---        122,431        ---
  Deferred federal income
     tax (benefit)          (44,176)     9,788       (77,022)    26,989
                          ---------   ---------    ---------   ---------
     Total federal
        income taxes            ---      9,788        45,409     26,989
                          ---------   ---------    ---------   ---------
       Net income         $ 129,929     19,000       314,682     52,391
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,427,087   1,427,087    1,427,087   1,427,087
                          =========   =========    =========   =========
Income per common share      .09         .01          .22         .04
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  1996         1995
Net cash flows from operating activities     $  402,431       40,771

Net cash flows from investing activities       (292,963)    (427,284)

Net cash flows from financing activities        (85,919)     274,953
                                             -----------    --------
Net change in cash
  and temporary investments                      23,549     (111,560)

Cash and temporary investments at
  beginning of period                           383,321      403,794
                                              ----------    --------
Cash and temporary investments at
  end of period                               $ 406,870      292,234
                                              =========     ========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 1996

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

     The federal income tax expense of $45,409 for the nine-months ended September 30, 1996, is a deferred tax expense and does not result in cash outflows.

     In addition, the Company has approximately $945,000 of unused net operating loss carryforwards for federal income tax purposes at September 30, 1996.

Note 3: Statement of Cash Flows

    Cash and cash equivalents as used in the Condensed Statements of Cash Flows include cash in banks and certificates of deposit owned.

Note 4: Adoption of Accounting Standard

    The Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, in March 1995 for implementation in fiscal years beginning after December 15, 1995. There was no affect on the Company's financial statements upon adoption of Statement 121 in the third quarter of 1996.

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $103,106 (44%) and $405,597 (66%) for the three-month and nine-month periods ended September 30, 1996 from the comparable prior-year periods primarily due to a combination of factors including higher oil prices in 1996 as compared to 1995, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The $3,468 (3%) and $49,362 (17%) increase in production cost for the three-month and nine-month periods ended September 30, 1996 as compared to 1995 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as the installation of new equipment as described above which maximizes gas production capabilities. Interest expense increased approximately $4,844 and $26,179 for the three-month and nine-month periods ended September 30, 1996 from the comparable 1995 periods primarily due to higher average outstanding balances. General and administrative expenses increased $26,209 for the nine-month period ended September 30, 1996 from the comparable prior year period primarily as a result of an $21,000 increase in management fees paid in 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1995, the deficit in working capital has decreased by approximately $474,490 to a total of $97,942. In July 1996, the Company entered into a new note payable maturing in July 2000, which has allowed for classification of $543,595 of the bank note payable in the long term category. Cash flow from operations remains positive at $402,431 for the nine months ended September 30, 1996. Notes payable have decreased by $85,919 due to scheduled payments.

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

Date: November 11, 1996