Form 10-K
period 1996-12-31
TEXAS VANGUARD OIL CO
filed 1997-03-28
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File No. 1-10437

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

                        Title of each class: None

        Name of each exchange of which registered: Not applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1997, 1,417,087 shares of the registrant's Common Stock were outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $257,056.46.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 1997 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 1997, has been incorporated by reference in Part III of this report.


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

  The Company engages in oil and natural gas exploration, development and production in Texas, New Mexico, Oklahoma and Wyoming. Generally, the Company acquires operated working interests in producing oil and natural gas properties which it further develops.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Lantern Petroleum Corporation (25% in 1995, and 53% in 1994), Scurlock Permian (24% in 1996, 46% in 1995 and 13% in 1994), Howell Crude Oil (21% in 1996) and EOTT Energy (12% in 1996, 15%in 1995 and 8% in 1994). The
Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 1996, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               William G. Watson                  Vice President-Exploration,
                                                  Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 54), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   William G. Watson (age 48), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director of Robert Watson, Inc. and a director and President of William Watson, Inc., an independent petroleum geological firm, which he founded in 1983, for more than the last five years. Also, he is the brother of Robert N. Watson, Jr.

   Linda R. Watson (age 53), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 57), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 1996 the Company had one full time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson and William Watson are also directors of companies as previously described which have oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years. Robert Watson and William Watson are the only directors that actively review potential oil and gas property acquisitions for the Company. After identification and evaluation of prospects, such properties are presented first to the Company for possible investment.

   William Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

   Effective January 1, 1997, the Company and a management company owned by the President of the Company extended an agreement whereby the latter provides the Company general corporate management services. This agreement is the same as could be obtained from an independent third party. The affiliated company will receive $12,500 per month, for one year, effective January 1, 1997 as compen-sation for those services. The affiliated company received $144,000, $108,000, and $81,000 as compensation for performance of these services during the years ended December 31, 1996, 1995 and 1994, respectively.

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

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1992 through 1996.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net
                                                                                    ---       ---
       1992                 39             12.06              2         .53         ---       ---
       1993                 17              3.79              1         .14         ---       ---
       1994                 26              8.90             12        7.74         ---       ---
       1995                 38             23.35              8        3.35         ---       ---
       1996                 21             18.97              3        2.08         ---       ---

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

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 1996, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 1996, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Nebraska, Oklahoma, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 1996.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop           38              21.29              19       12.44       1,139.27         624.29
   Burleson           1                .74             ---         ---          40.00          29.60
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          9               6.13               3         .97         210.00         101.60
   DeWitt             1                ---               1         .15         160.00          12.43
   Eastland (b)       6                .06               1         .06         242.00           2.47
   Eddy (c)           2                .04               3         .07       1,040.00          22.85
   Fayette (b)        2               1.06             ---         ---         240.00         160.00
   Garza (b)          3                .05             ---         ---          30.00            .47
   Howard (b)         1                .02             ---         ---          40.00            .63
   Kent (b)           3                .91             ---         ---         120.00          36.40
   Lea (b)(c)         2                ---               1         .07         400.00          22.25
   Lee               50              34.15               2        1.88       1,100.00         777.95
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.69             ---         ---         120.00         105.46
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              2               1.70             ---         ---          80.00          68.00
   Smith              4               1.97             ---         ---         160.00          78.71
   Ward             ---                ---               3         .22       1,360.00          68.19
   Weston (d)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         1                .95             ---         ---          80.00          76.00
   Woodward (e)     ---                ---               1         .01         640.00           3.32
   Young (b)          1                .03             ---         ---          40.00           1.31
                 ------            -------           -----       -----       --------       --------
                    134              71.77              36       16.38       7,858.18       2,314.35

(a) A gross well is a well in which the Company owns a working interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are gross acres times the Company's interest.

(b)   The Company owns overriding royalty interest in these counties.
(c)   The Eddy, Chaves and Lea County wells are located in New Mexico.
(d)   Weston County wells are located in Wyoming.
(e)   Woodward County wells are located in Oklahoma.

Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 1996, 1995 and 1994.

                                             1996       1995           1994
  Oil:
     Production volume (barrels)            41,708     31,846         27,063
     Average sales price per barrel   $      18.50      16.43          15.07
  Gas:
     Production volume (MCF)               260,241    192,175        109,942
     Average sales price per MCF      $       2.00      1.55           1.69

  Average production costs per
     equivalent barrel                $       5.67      6.34           9.05


   The worldwide crude oil prices of 1996 continue to fluctuate in 1997. The Company cannot predict how prices will vary during 1997 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 1996.

           County               Gross                Net
          Bastrop, TX         1,885.75            1,281.75
          Crane, TX             270.00              183.97
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX           79.30                1.20
          Eddy, NM            1,250.00               41.69
          Fayette, TX            96.00                5.91
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            4,120.00            1,598.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,076.78              823.99
          Martin, TX             40.00               29.46
          Midland, TX           133.33                2.78
          Pecos, TX             560.00              476.00
          Smith, TX             100.00               42.25
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
          Young, TX              65.00                2.13
                             ---------            --------
                             16,920.17            7,445.69
                             =========            ========

All of the 7,445.69 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 1996.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   On May 3, 1996, the Boston Stock Exchange suspended trading and delisted the Company's stock due to a market value float deficiency which was not in line with the Boston Stock Exchange's requirements regarding continued listing.
   The Company's common stock is now traded on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 1996

        First Quarter               1.625               1.125
        Second Quarter              1.500               1.000
        Third Quarter               1.250               0.625
        Fourth Quarter              1.250               0.500

      Fiscal 1995

        First Quarter               1.500               1.000
        Second Quarter              1.250               1.125
        Third Quarter               1.500               1.000
        Fourth Quarter              1.438               0.750

   At December 31, 1996, the approximate number of holders of record of the Company's common stock was 574. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            1996        1995       1994         1993        1992
Oil and gas sales    $  1,230,785     729,536     620,742      704,091     775,287
Total revenue           1,403,772     896,580     714,618      832,719     882,757
Total expenses         (1,100,188)   (767,799)   (958,404)    (884,684)   (787,378)
Net earnings (loss)       258,175      86,695    (253,896)      45,640      95,379
Net earnings (loss)
   per share                .18         .06        (.18)         .03         .08
Total assets            3,235,502   2,473,759   2,053,923   1,978,107    1,930,996
Short-term debt         1,074,329     935,009     793,459     546,154      617,937
Long-term debt            560,755     252,247      None        None          None
Total liabilities       1,749,883   1,234,352     901,211     586,499      669,028
Stockholders equity  $  1,485,619   1,239,407   1,152,712   1,391,608    1,261,968

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

   During the year ended December 31, 1996, cash increased by $601,917. During the years ended December 31, 1995 and 1994, cash decreased and increased by $20,473 and $175,603, respectively. Cash flow from operating activities in 1996 was approximately $613,000, a increase of $494,000 from 1995. The 1995 cash flows from operating activities had shown an increase of $37,000 from 1994.
The significant use of cash, other than for operating expenses, have been investments in producing oil and gas properties of $479,783, $605,435, and $465,505 in 1996, 1995 and 1994, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1996, 1995, and 1994, the Company also increased cash by $56,930, $76,000, and $357,250 respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 1996, the Company had a cash balance of $985,238 which represents approximately 60% of its notes payable.

   Working capital at December 31, 1996 has increased to .86 to 1 from .42 to 1 at December 31, 1995. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. At December 31, 1996, the Company had borrowed $199,592 from a bank under a line of credit totaling $200,000. The line of credit has a maturity of one year and may be renewed (see note 2 of notes to financial statements for further explanation). Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1997 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 1997 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1997 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 1996.

   As of December 31, 1996, the Company owed $600,000 and $759,122 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in July 1997 and July 2000, respectively.

ANALYSIS OF RESULTS OF OPERATIONS

   From 1993 to 1994 oil and gas sales decreased approximately 12%, and from 1994 to 1995 oil and gas sales increased approximately 18%, and from 1995 to 1996 oil and gas sales increased 69%. In 1994, oil production volume decreased by 8.6% and the average price per barrel decreased by 5.5% to $15.07. In 1994, the gas production volume increased 23% and the average price was $1.69 per MCF. In 1995, oil production volume increased by 18% at the same time as the average price per barrel increased by 9% to 16.43. Also, in 1995, the gas production volume increased by 75% which more than offset the decrease in the average price per MCF to $1.55. In 1996, oil production volume increased by 31% at the same time as the average price per barrel increased by 13% to 18.50. Also, in 1996, the gas production volume increased by 35% while the average price per MCF was $2.00.

   Other income increased to $41,050 in 1995 due to increased gains on sales of producing oil and gas properties as compared to the 1994 total of $27,303. In 1994, other income decreased to $27,303 due to lower gains on sales of producing oil and gas properties as compared to the 1993 total of $82,086. Also in 1996 and 1994, the Company sold several sour oil properties in order to reduce operating costs and realized a loss of $85,598 and $227,277, respectively.

   Oil and gas production expenses increased in 1996 by 19% because of higher lease operating costs associated with the 31% increase in oil production volume and the 35% increase in gas production volume. In 1994, oil and gas production expenses decreased by 15% due to the sale of several sour oil properties that were expensive to operate. This trend continued into 1995 as oil and gas production expenses decreased 1% at the same time as production volumes increased as described above.

   Interest expense increased by 58% in 1995 over 1994 due to higher average outstanding balances and higher interest rates. Interest expense increased by 27% in 1996 over 1995 due to higher average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 1996, the Company reduced the estimated average reservoir lives on its proved developed reserves in conjunction with its reduction in Permian Basin wells and increase in Austin Chalk wells.

   General and administrative expenses increased 22% in 1996 due to a $36,000 increase in management fees paid to a company owned by the President of the Company. Total general and administrative expenses were comparable in 1995 and 1994 as the Company made every effort to control the level of these type expenses. In 1994, a company owned by the President of the Company forgave $27,000 of management fees that otherwise would have been charged to the Company under its management agreement.

   In 1996 and 1994, the Company provided provisions of approximately $102,101 and $31,000, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10(k) contain forward-looking statements that are based on current expectations and estimates about the oil and gas industry and other factors impacting the Company's operations and financial condition. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and performance may differ materially from what is expressed in such forward-looking statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                    KPMG PEAT MARWICK LLP

Austin, Texas
March 24, 1997


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 1996 and 1995

                                     ASSETS
                                                            1996          1995
Current assets:
    Cash (including certificates of deposit of
       $200,000 in 1996 and 1995, pledged)            $    985,238      383,321
    Trade accounts receivable                               36,610       26,352
                                                         ----------   ---------
            Total current assets                         1,021,848      409,673
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 2,175,128    1,938,154
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged           97,891       93,530
                                                         ---------    ---------
                                                         2,439,649    2,198,314
      Less accumulated depreciation, depletion and
    amortization                                           241,709      200,956
                                                         ---------    ---------
                                                         2,197,940    1,997,358
                                                         ---------    ---------
Deferred tax asset                                             ---       45,409
Other assets                                                15,714       21,319
                                                         ---------    ---------
    TOTAL ASSETS                                      $  3,235,502    2,473,759
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $      114,799       47,096
    Notes payable and current installments of
       long-term debt                                    1,053,329      914,009
    Notes payable to related parties                        21,000       21,000
                                                         ---------    ---------
Total current liabilities                                1,189,128      982,105
                                                         ---------    ---------
Long-term debt, excluding current installments             560,755      252,247
                                                         ---------    ---------
Total Liability                                          1,749,883    1,234,352

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 and 1,427,087
    issued and  outstanding in 1996 and 1995,
    respectively                                            70,854       71,354
    Additional paid-in capital                           1,890,005    1,901,468
    Accumulated deficit                                   (475,240)    (733,415)
                                                         ---------    ---------
Total stockholders' equity                               1,485,619    1,239,407

Commitments (note 4)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  3,235,502    2,473,759
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Operations

                Years ended December 31, 1996, 1995 and 1994
                                                        1996        1995        1994
Revenues:
    Oil and gas sales                            $  1,230,785     729,536     620,742
    Well operation fees                               145,661     116,817      60,228
    Other, net                                         16,264      41,050      27,303
     Interest income                                   11,062       9,177       6,345
                                                    ---------   ---------   ---------
       Total revenues                               1,403,772     896,580     714,618
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                     482,833     405,053     410,593
  Depreciation, depletion and amortization             79,467      51,373      44,061
  Interest expense                                    114,000      89,748      56,665
  General and administrative                          236,189     193,695     188,708
  Impairment in value of oil and gas property         102,101         ---      31,100
  Loss on sale of oil and gas property                 85,598      27,930     227,277
                                                    ---------   ---------   ---------
       Total expenses                               1,100,188     767,799     958,404
                                                    ---------   ---------   ---------
  Earnings (loss) before income taxes                 303,584     128,781    (243,786)

Income Taxes:
  Deferred federal income tax expense                  45,409      42,086      10,110
                                                     --------   ---------   ---------
Net earnings (loss)                              $    258,175      86,695    (253,896)
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                             1,419,754    1,427,087   1,397,087
                                                   =========    =========   =========

Net earnings per share                           $       .18          .06        (.18)
                                                   =========    =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 1996, 1995 and 1994

                                                             Additional
                                          Common Stock        Paid-in   Accumulated
                                        Shares     Amount     Capital     Deficit

Balances at December 31, 1993         1,397,087    69,854    1,887,968   (566,214)

   Issuance of common stock              30,000     1,500       13,500        ---

   Net loss                                 ---       ---          ---   (253,896)
                                      _________   ________   _________   ________
Balances at December 31, 1994         1,427,087     71,354   1,901,468   (820,110)

   Net earnings                             ---        ---         ---     86,695
                                      _________   ________   _________   ________
Balances at December 31, 1995         1,427,087     71,354   1,901,468   (733,415)

   Shares repurchased and cancelable   (10,000)      (500)    (11,463)       ---

   Net earnings                             ---        ---         ---    258,175
                                      ---------   --------   ---------   ---------
Balances at December 31, 1996         1,417,087     70,854   1,890,005   (475,240)
                                      =========   ========   =========   ========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 1996, 1995 and 1994
                                                                1996         1995         1994
Cash flows from operating activities:
  Net earnings (loss)                                    $    258,175       86,695     (253,896)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
      Depreciation, depletion and amortization                 79,467       51,373       44,061
      (Gain) loss on sale of oil and gas properties            70,635       (9,520)     199,974
      Deferred federal income tax expense                      45,409       42,086       10,110
      Stock issued for services                                   ---          ---       15,000
      Impairment in value of oil and gas property             102,101          ---       31,100
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                          (10,258)      17,980      (19,486)
        Increase (decrease) in trade accounts payable          67,703      (60,656)      67,407
        Increase in other assets                                  ---       (9,185)     (12,171)
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                 613,232      118,773       82,099
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                 56,930       76,000      357,250
  Additions to oil and gas properties                        (479,783)    (605,435)    (465,505)
  Additions to furniture and equipment                        (24,327)      (3,608)        (844)
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (447,180)    (533,043)    (109,099)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                               1,473,450    1,000,000      492,000
  Repayments of notes payable                              (1,025,622)    (606,203)    (289,397)
  Repurchase and cancellation of common stock                 (11,963)         ---          ---
                                                             ---------    ---------    ---------
    Net cash provided by financing activities                 435,865      393,797      202,603

    Net increase (decrease) in cash                           601,917      (20,473)     175,603

    Cash and cash equivalents at
      beginning of year                                       383,321      403,794      228,191
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $    985,238      383,321      403,794
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $    114,000       89,748       56,665
                                                            ==========   ==========   ==========

Supplemental disclosure of non cash investing and financing activity:
  See note 5.

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 1996, 1995 and 1994


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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted Statement 121 as of January 1, 1996. There was no affect on the financial statements at adoption.

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

          Office furniture and equipment         7 years
          Automotive equipment                   5 years

Federal Income taxes - The Company uses the "asset and liability method" of income tax accounting which bases the amount of current and future taxes payable on the events recognized in the financial statements and on tax laws existing at the balance sheet date. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of demand deposits and certificates of deposit with an original maturity of ninety days or less.

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from three customers in 1996, three customers in 1995 and two customers in 1994 as follows:1996 - 12%, 21%, and 24%, 1995 - 46%, 25% and 15%, and
1994 - 53% and 13%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

Use of Estimates - Consistent with the requirements of generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in order to prepare these financial statements. Actual results could differ from those estimates.

                            TEXAS VANGUARD OIL COMPANY

                          Notes to Financial Statements

(2) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              1996          1995
Note payable under $200,000 line of credit              $    199,592       199,592

Note payable in original amount of $600,000,
  due in July 1997, interest payable monthly at
  prime rate plus 1% (10.25% at December 31, 1996),
  secured by oil and gas properties.                         600,000           ---

Note payable in original amount of $849,122, due in
  July 2000, payable in monthly installments of
  $18,000 principal plus accrued interest
  at prime rate plus 1% (10.25% at December 31, 1997),
  secured by oil and gas properties.                         759,122           ---

Note payable in original amount of $550,000, due in
  July 1996, interest payable monthly at prime rate
  plus 1% (10.5% at December 31, 1995), secured by
  oil and gas properties.                                        ---       550,000

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2000, secured by equipment.        35,370        31,917
                                                           ---------       -------
Total bank debt                                            1,594,084     1,146,256
Less current installments                                  1,033,329       894,009
                                                           ---------       -------
Long-term bank debt, excluding current installments     $    560,755       252,247
                                                           =========       =======


The Company maintained a line of credit with a bank at December 31, 1996 and 1995 in the aggregate amount of $200,000. Borrowings of $199,592 and $199,592 against the line of credit were outstanding at December 31, 1996 and 1995, respectively. The $199,592 borrowing bears interest at the bank's certificate of deposit rate plus 2% (7.50% at December 31, 1996). There are no commitment fees or compensating balance arrangements. The line of credit is secured by $200,000 of certificates of deposit and matures on April 19, 1997. At
December 31, 1996 and 1995 the Company also had a note payable to a corporation in the amount of $20,000. The note is due on demand, bears interest at 10% and is unsecured.

At December 31, 1996, stated maturities of notes payable, other than notes payable to related parties and corporations, and long-term debt to banks were as follows: 1997 - $1,033,329; 1998 - $222,192; 1999 - $222,611;
2000 - $115,952.

(3) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $144,000, $108,000, and $81,000 as compensation for performance of those services during the years ended December 31, 1996, 1995 and 1994, respectively. Management fees totaling $27,000 under this agreement were forgiven in 1994. Effective January 1, 1997 the agreement was continued with terms of $12,500 per month through December 31, 1997.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease. Rent expense incurred under this lease was $15,000 for the year ended December 31, 1996. Future minimum lease payments are as follows:

                      1997    $    15,000
                      1998         15,000
                      1999          7,500
                                   ------
                              $    37,500
                                   ======


                     TEXAS VANGUARD OIL COMPANY

                   Notes to Financial Statements

(4) Related Party Transactions, continued

The Company has several notes payable to individual directors and companies owned by certain directors of the Company in the amount of $21,000 at December 31, 1996 and 1995, respectively. The notes are due on demand, bearing interest at 10% and are unsecured.

In 1994, the Company issued 30,000 shares of restricted stock to a director of the Company for services rendered to the Company. The transaction was valued at $15,000 which was the estimated fair market value of restricted stock.

(4) Federal Income Taxes

The significant components of the deferred income tax expenses for the years ended December 31, 1996 and 1995 are as follows:
                                                                 1996       1995
   Deferred income tax                                     $    91,632     50,735
   Decrease in valuation allowance
      on deferred tax asset                                    (46,223)    (8,649)
                                                               --------   --------
                                                           $    45,409     42,086
                                                               ========   ========
The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1996 and 1995 is presented below:

                                                                        1996        1995
   Deferred tax asset:
     Net operating loss carryforward                            $     205,061     321,555
     Other                                                             38,076         ---
     Less valuation allowance                                             ---     (46,223)
                                                                     ---------   ---------
     Net deferred tax asset                                           243,137     275,332
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (243,137)   (229,923)
                                                                     ---------   ---------
   Total deferred tax asset                                     $         ---      45,409
                                                                     =========   =========


                            TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

(4) Federal Income Taxes, continued

The valuation allowance for the deferred tax asset at December 31, 1996 and 1995 was as follows:

                                                            1996     1995
       Balance, beginning of year                    $    46,223    54,872
       (Decrease) Increase in valuation allowance        (46,223)   (8,649)
                                                          ------    ------
                                                     $       ---    46,223
                                                          ======    ======

As of December 31, 1996, the Company estimates that it must earn in the future approximately $603,000 in order to realize the deferred tax asset recorded. The Company's operations are stable and there are no known trends or operating factors that are expected to adversely affect future levels of taxable income.

The Company has accumulated losses for Federal income tax purposes of approximately $603,000 as of December 31, 1996 which may be carried forward and used to reduce taxable income in future years. The carryforwards expire as follows:

                     Year of Expiration      Amount
                          1999          $    59,000
                          2000               48,000
                          2008              141,000
                          2009              355,000
                                          ---------
                                       $    603,000
                                          =========

(5) Supplemental disclosure of non-cash investing and financing activity

In 1994, the Company issued 30,000 shares of stock (at estimated market value) for services rendered valued at $15,000. In 1994, the Company purchased $44,702 of equipment through bank borrowings.

(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 1996.

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 1996, 1995 and 1994
                             (Unaudited)

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

                                      1996                       1995                       1994
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
Beginning of year            1,639,189    9,639,887      1,061,861    5,492,496     1,139,611    3,561,883
Revisions of
   previous estimates       (1,043,355)  (5,950,845)       (82,679)      93,094       (37,541)    (222,389)
Extensions
   and Discoveries                 ---          ---            ---          ---        23,916      104,009
Purchase of
   minerals in place            82,345      484,519        693,553    4,248,008       395,530    3,115,903
Sale of minerals               (45,547)         ---         (1,700)      (1,536)     (432,592)    (956,968)
Production                     (41,708)    (260,242)       (31,846)    (192,175)      (27,063)    (109,942)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                    590,924    3,913,319      1,639,189    9,639,887     1,061,861    5,492,496
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year            1,639,189    9,639,887      1,061,861    5,542,496     1,139,611    3,561,883
End of year                    590,924    3,913,319      1,639,189    9,639,887     1,061,861    5,492,496

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

                                                          December 31,
                                                     1996           1995           1994
Future cash inflows                         $    26,513,000     49,604,773     27,974,770
Future production and development costs          (9,874,307)   (17,767,270)   (10,383,475)
Future income tax expenses                       (4,402,446)    (8,982,265)    (4,399,089)
                                                ------------   ------------   ------------
     Future net cash flows                       12,236,247     22,855,238     13,195,206

10% annual discount for estimated
 timing of cash flows                            (5,041,705)   (16,315,880)    (9,474,203)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $     7,194,542      6,539,358      3,718,003
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          1996         1995         1994
Changes:
    Sale of oil and gas produced, net of
      production costs                            $    1,080,046     (608,752)    (506,341)
    Net changes in prices and production costs         1,075,630      265,251      489,836
    Purchase of minerals in place                        322,455    1,865,418    1,078,738
    Extensions and discoveries                               ---          ---       50,715
        Sales                                           (106,480)      (3,022)    (758,406)
    Revisions of previous quantity estimates          (4,649,360)     (97,356)     (68,080)
    Accretion of discount                                653,935      371,800      267,329
    Other                                              2,278,958    1,028,016      490,925
                                                       ---------    ---------    ----------
        Net changes                                      655,184    2,821,355    1,044,716

Beginning balance - standardized measure
    of discounted future net cash flows                6,539,358    3,718,003    2,673,287
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $    7,194,542    6,539,358    3,718,003
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      1996         1995         1994
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630      166,630

Proven oil and gas properties                     2,175,128    1,938,154    1,411,408

Accumulated depletion and amortization             (184,537)    (155,627)    (131,358)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   2,157,221    1,949,157    1,446,680
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               1996      1995       1994
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          348,471   555,595    387,771
Exploration costs                               ---       ---        ---
Development costs                           131,312    49,840     77,734

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 1996 and 1995 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1996, and notes to financial statements are included in Item 8.

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

10.1   Incentive Stock Option Plan, previously filed as Exhibit 5b to
       Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2   Management contract between Texas Vanguard Oil Company and Robert Watson,
       Inc., previously filed with Form 8-K dated January 30, 1988.

10.4 Note payable to Austin National Bank dated April 19, 1994, previously filed as exhibit to 1994 Form 10-K.

10.5   Note payable to Midland American Bank dated July 21, 1996.

10.6   Note payable to Midland American Bank date July 21, 1996.

(b). Reports of Form 8-K

        Form 8-K filed on May 6, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and is the capacities and on the dates indicated.




Robert N. Watson, Jr.                       William G. Watson
Robert N. Watson, Jr., President,           William G. Watson, Vice President
Director, Chairman of the Board,            and Director
Principal Executive Officer and             March 28, 1997
Principal Financial and Accounting
Officer
March 28, 1997

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 28, 1997
March 28, 1997


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

                                      COMMON STOCK
                                      Traded on OTC Bulletin Board
                                      Symbol: TVOC

                                      1996 ANNUAL SHAREHOLDERS MEETING
                                      June 5, 1997, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.5

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County
(915) 687-3013

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
(512) 331-6781

TERMS:
Interest Rate:         Variable
Principal Amount:     $849,121.90
Funding Date:          July 21, 1996
Maturity Date:         July 20, 2000
Customer Number:       76384
Loan Number:           43060

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of EIGHT HUNDRED FORTY-NINE THOUSAND ONE-HUNDRED TWENTY-ONE AND NO/100 Dollars ($849,121.90) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the Note may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE AND NO/1000 percent (1.000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. The initial Index Rate is NINE AND 250/1000 percent (9.250%) per annum. Therefore, the initial interest rate on this Note shall be TEN AND 250/1000 percent (10.250%) per annum. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

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

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: 47 PAYMENTS OF PRINCIPAL IN THE AMOUNT OF $18,000.00 PLUS ACCRUED INTEREST BEGINNING AUGUST 20, 1996 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 20, 2000.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, _X_ this Note is given in renewal of, but not in novation or discharge of, Loan Number 89120 & 100840.

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

ADDITIONAL TERMS:

Purpose: Renew loan for complete amortization.
Secured by: Oil and Gas D/T in various Texas Counties.

BORROWER ACKNOWLEDGES THAT BORROWER HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS NOTE INCLUDING THE PROVISIONS ON THE REVERSE SIDE. BORROWER ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS NOTE.

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  JULY 21, 1996

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT


                               EXHIBIT 10.6

COMMERCIAL REVOLVING OR DRAW NOTE-VARIABLE RATE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County
(915) 687-3013

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
(512) 331-6781

TERMS:
Interest Rate:         Variable
Principal Amount:     $600,000.00
Funding Date:          July 29, 1996
Maturity Date:         July 29, 1997
Customer Number:       76384
Loan Number:           43070

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of SIX HUNDRED THOUSAND AND NO/100 Dollars ($600,000.00) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the Note may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE AND NO/1000 percent (1.000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. The initial Index Rate is currently NINE AND 250/1000 percent (9.250%) per annum. Therefore, the initial interest rate on this Note shall be TEN AND 250/1000 percent (10.250%) per annum. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

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

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: ON DEMAND OR IF NO DEMAND IS MADE-INTEREST ONLY PAYMENTS ARE DUE AUGUST 29, 1996 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 29, 1997.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, ___ this Note is given in renewal of, but not in novation or discharge of, Loan Number _______.

SECURITY: To secure the payment and performance of obligations incurred under this Note, Borrower grants Lender a security interest in, and pledges and assigns to Lender all of Borrower's rights, title, and interest in all monies, instruments, and savings, checking, and other deposit accounts of Borrower's, (excluding IRA, Keogh, and trust accounts and deposits subject to tax penalties if so assigned), that are now or in the future in Lender's custody or control. Upon default, and the extent permitted by applicable law, Lender may exercise its security interest in all such property which shall be in addition to and cumulative of Lender's right of common law setoff. ____ If checked, the obligations under this note are also secured by a lien and/or security interest in the property described in the documents executed in connection with this Note as well as any other property designated as security for this Note now or in the future.

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

CONDITIONS FOR ADVANCES: Borrower shall be entitled to borrow monies under this Note (subject to the limitations described above) under the following conditions: CUSTOMER REQUEST/ OFFICER APPROVAL.

ADDITIONAL TERMS:

Purpose: Provide funds for oil and gas acquisitions. Secured by: Various Oil and Gas properties in various counties in Texas.

BORROWER ACKNOWLEDGES THAT BORROWER HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS NOTE INCLUDING THE PROVISIONS ON THE REVERSE SIDE. BORROWER ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS NOTE.

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  JULY 29, 1996

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT