Form 10-Q
period 1997-03-31
TEXAS VANGUARD OIL CO
filed 1997-05-13
CIK 315261

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

    For the Quarter Ended March 31, 1997      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 1997
Common Stock, $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number
   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 1997 and December 31, 1996              3

               Condensed Statements of Operations -
                 Three months ended March 31, 1997 and 1996        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 1997 and 1996        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         1997         1996
Current assets:
    Cash and temporary investments                 $   644,091      985,238
    Trade accounts receivable                           43,810       36,610
                                                     ---------   ----------
        Total current assets                           687,901    1,021,848
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           2,542,570    2,341,758
    Office furniture and vehicles                       97,891       97,891
                                                     ---------    ---------
                                                     2,640,461    2,439,649

    Less accumulated depreciation, depletion and
      amortization                                    (276,788)    (241,709)
                                                     ----------   ----------
        Total property and equipment                 2,363,673    2,197,940
                                                     ---------    ----------
     Other assets                                       14,313       15,714
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 3,065,887    3,235,502
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    32,312      114,799
     Notes payable and current installments of
        long-term debt                                 889,393    1,074,329
                                                     ---------    ----------
          Total current liabilities                    921,705    1,189,128
                                                     ---------    ----------
Long-term debt, excluding current installments         488,700      560,755
                                                     ---------    ----------
Total liabilities                                    1,410,405    1,749,883
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,854       70,854
     Additional paid-in capital                      1,890,005    1,890,005
     Retained deficit                                 (305,377)    (475,240)
                                                     ---------    ----------
          Total stockholders' equity                 1,655,482    1,485,619
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,065,887    3,235,502
                                                     =========    ==========

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Operations
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         1997        1996
 Revenue:
    Operating revenue                            $    446,106      295,630
    Other income                                        2,712        2,712
                                                    ---------    ---------
       Total revenue                                  448,818      298,342
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    139,704      107,641
   Exploration cost                                        38          311
   Depreciation, depletion and amortization            36,481       17,013
   General and administrative                          62,239       56,407
   Abandonment of leaseholds                              100          ---
   Interest                                            40,392       29,155
                                                    ---------    ---------
       Total costs and expenses                       278,954      210,527
                                                    ---------    ---------
         Income before
           federal income taxes                       169,864       87,815

 Federal income taxes:
   Current federal income tax                             ---          ---
   Deferred federal income tax                            ---       29,857
                                                    ---------    ---------
         Total deferred federal income tax                ---       29,857
                                                    ---------    ---------
              Net income                         $    169,864       57,958
                                                    ---------    ---------
Weighted average number of shares outstanding       1,417,087    1,427,087
                                                    ---------    ---------

     Income per common share                     $        .12          .04
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             1997       1996

     Net cash flows from operating activities         $   116,757       71,726

     Net cash flows from investing activities            (200,913)     (52,569)

     Net cash flows from financing activities            (256,991)     (30,865)

                                                         ---------    ---------
     Net change in cash and temporary investments        (341,147)     (11,708)

     Cash and temporary investments at
          beginning of period                             985,238      383,321
                                                         ---------    ---------
     Cash and temporary investments at
          end of period                               $   644,091      371,613
                                                         ---------    ---------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 1997

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

There is no federal income tax expense for the three months ended March 31, 1997, due to the utilization of net operating loss carryforwards.

In addition, the Company has approximately $433,000 of unused net operating loss carryforwards for federal income tax purposes at March 31, 1997.

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

RESULTS OF OPERATIONS

Operating revenues increased by $150,476 (51%) for the three-month period ended March 31, 1997 from the comparable prior-year period due to a com-bination of factors including higher oil prices in 1997 as compared to 1996, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The $32,063 (30%) increase in production cost for the three-month period ended March 31, 1997 as compared to 1996 is primarily attributable to the installation of new equipment as described above which maximizes gas production capabilities. General and administrative expenses increased $5,832 (10%) for the three-month period ended March 31, 1997 from the comparable prior year period primarily as a result of an $2,500 increase in management fees paid in 1997 as compared to 1996 as well as a $2,500 increase in accounting costs. Interest expense increased approximately $11,237 for the three-month period ended March 31, 1997 from the comparable prior-year period due to higher average outstanding balances. Depreciation, depletion, and amortization increased by $19,468 (114%) for the three-month period ended March 31, 1997, from the comparable prior-year period due to increased production and shortened reservoir lives.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1997, the deficit in working capital has increased by approximately $66,524 to a total of $233,804. The primary cause of the deficit
is  short  term  notes payable  of $889,393   which  are  financing  long term
assets. The Company does not anticipate any problems with the continued renewal of its bank debt. Cash flow from operations remains positive at $116,757 for the three months ended March 31, 1997. Notes payable decreased by $184,936 and long-term debt decreased by $72,055 for the first quarter of 1997.

The worldwide crude oil prices continue to fluctuate in 1997. The Company cannot predict how prices will vary during the remainder of 1997 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 13, 1997