Form 10-Q
period 1997-06-30
TEXAS VANGUARD OIL CO
filed 1997-08-12
CIK 315261

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

For the Quarter Ended June 30, 1997              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 1997
Common Stock, $.05 par value                         1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 1997 and December 31, 1996                        3

        Condensed Statements of Operations -
          Three and six months ended June 30, 1997 and 1996          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 1997 and 1996                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          1997         1996
     Current assets:
          Cash and temporary investments             $   623,681      985,238
          Trade accounts receivable                       61,653       36,610
                                                       ---------    ---------
              Total current assets                       685,334    1,021,848
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   2,613,089    2,341,758
      Office furniture and vehicles                       97,891       97,891
                                                       ---------    ---------
                                                       2,710,980    2,439,649

     Less accumulated depreciation, depletion and
            amortization                                (307,182)    (241,709)
                                                       ---------    ---------
              Total property and equipment             2,403,798    2,197,940
                                                       ---------    ---------
     Other assets                                         12,911       15,714
                                                       ---------    ---------
              TOTAL ASSETS                           $ 3,102,043    3,235,502
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     34,135     114,799
      Notes payable and current installments
        of long-term debt                                 866,431   1,074,329
                                                        ---------   ---------
           Total current liabilities                      900,566   1,189,128
                                                        ---------    --------
   Long-term debt, excluding current installments         434,700     560,755

                                                        ---------   ---------
           Total Liabilities                            1,335,266   1,749,883

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained deficit                                   (194,082)   (475,240)
                                                        ---------   ---------
            Total stockholders' equity                  1,766,777   1,485,619
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,102,043   3,235,502
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                    Condensed Statements of Operations
                               (Unaudited)

                                       Three months ended       Six months ended
                                             June 30,               June 30,
                                         1997       1996        1997        1996
     Revenue:
      Operating revenue            $   384,835     386,208     830,941     681,837
      Other income                       2,887       2,925       5,599       5,637
                                     ---------   ---------   ---------   ---------
        Total revenue                  387,722     389,133     836,540     687,474
                                     ---------   ---------   ---------   ---------
     Costs and expenses:
      Production cost                  121,500     117,437     261,204     225,078
      Exploration cost                     154          32         192         343
      Depreciation, depletion
          and amortization              31,795      21,389      68,276      38,402
      General and
          administrative                69,620      73,133     131,859     129,540
      Interest                          35,858      28,281      76,250      57,436
      Abandonment of leasehold          17,500       6,514      17,600       6,514
                                     ---------   ---------   ---------   ---------
        Total costs and expenses       276,427     246,786     555,381     457,313
                                     ---------   ---------   ---------   ---------
         Income before
           federal income taxes        111,295     142,347     281,159     230,161
                                     ---------   ---------   ---------   ---------
    Federal income taxes:
     Current federal taxes                 ---         ---         ---         ---
     Deferred federal taxes                ---      15,552         ---      45,409
                                     ---------    --------   ---------   ---------
     Total federal income tax              ---      15,552         ---      45,409
                                     ---------   ---------   ---------   ---------
         Net income                $   111,295     126,795     281,159     184,752
                                     =========   =========   =========   =========
     Weighted average number of
         shares outstanding          1,417,087   1,427,087   1,417,087   1,427,087
                                     =========   =========   =========   =========
     Income per common share            .08         .09         .20         .13
                                     =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       1997        1996

Net cash flows from operating activities          $  261,327     235,911

Net cash flows from investing activities            (288,931)    (75,423)

Net cash flows from financing activities            (333,953)    (61,690)
                                                    ---------   ---------
Net change in cash and temporary investments        (361,557)     98,798

Cash and temporary investments at
    beginning of period                              985,238     383,321
                                                    ---------   ---------
Cash and temporary investments at
    end of period                                 $  623,681     482,119
                                                    ---------   ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 1997

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

There is no federal income tax expense for the six month period ended June 30, 1997, due to the utilization of net operating loss carryforwards.

In addition, the Company has approximately $322,000 of unused net operating loss carryforwards for federal income tax purposes at June 30, 1997.

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

RESULTS OF OPERATIONS

Operating revenues decreased by $1,373 (.3%) for the three-month period ended June 30, 1997 from the comparable prior year period and increased $149,104 (22%) for the six-month period ended June 30, 1997 from the comparable prior-year period primarily due to a combination of factors including higher oil prices in 1997 as compared to 1996, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The $4,063 (3%) and $36,126 (16%) increase in production cost for the three-month and six-month periods ended June 30, 1997 as compared to 1996 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as the installation of new equipment as described above which maximizes gas production capabilities. Interest expense increased approximately $7,577 and $18,814 for the three-month and six-month periods ended June 30, 1997 from the comparable 1996 periods primarily due to higher average outstanding balances. Depreciation, depletion and amortization increased by $29,874 (78%) for the six-month period ended June 30, 1997 for the comparable prior-year period due to increased production and shortened reservoir lives.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1996, the deficit in working capital has increased by approximately $47,952 to a total of $215,232. The primary cause of the deficit is short term notes payable of $866,431 which are financing long term assets. Cash flow from operations remains positive at $261,327 for the six months ended June 30, 1997. Notes payable have decreased by $207,898 and long-term debt decreased by $126,055 for the second quarter of 1997.

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

Date: August 13, 1997