Form 10-Q
period 1997-09-30
TEXAS VANGUARD OIL CO
filed 1997-11-13
CIK 315261

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
                                                     ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class of Common Stock                 Outstanding at September 30, 1997
    ---------------------                 ---------------------------------
      $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 1997 and December 31, 1996               3

         Condensed Statements of Operations,
            Three and nine months ended
            September 30, 1997 and 1996                        4

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 1997 and 1996      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               1997            1996
Current assets:
   Cash and temporary investments         $   538,271         985,238
   Trade accounts receivable                   65,696          36,610
                                            ---------       ---------
       Total current assets                   603,967       1,021,848
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           2,711,175       2,341,758
   Office furniture and vehicles               97,891          97,891
                                            ---------       ---------
                                            2,809,066       2,439,649
   Less accumulated depreciation,
     depletion and amortization              (337,021)       (241,709)
                                           -----------      ----------
       Total property and equipment         2,472,045       2,197,940
                                           -----------      ----------
   Other assets                                11,510          15,714
                                           -----------      ----------
        TOTAL ASSETS                      $ 3,087,522       3,235,502
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    38,258         114,799
   Notes payable and current installments
     of long-term debt                        359,412       1,074,329
                                            -----------     ----------
       Total current liabilities              397,670       1,189,128
                                            -----------     ----------
Long-term debt, excluding
   current installments                       868,700         560,755
                                            -----------     ----------
Total liabilities                           1,266,370       1,749,883
Stockholders' equity:
   Common stock                                70,854          70,854
   Additional paid-in capital               1,890,005       1,890,005
   Retained deficit                          (139,707)       (475,240)
                                          -----------      ----------
       Total stockholders' equity           1,821,152       1,485,619
                                          -----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 3,087,522       3,235,502
                                          -----------       ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Operations
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             1997       1996           1997       1996

Revenue:
  Operating revenue       $ 375,799    337,239     1,206,741  1,019,076
  Other income                2,672      2,712         8,271      8,350
                          ---------    -------     ---------  ---------
     Total revenue          378,471    339,951     1,215,012  1,027,426
                          ---------    -------     ---------  ---------
Costs and expenses:
  Production cost           145,686    117,772       406,889    342,850
  Exploration cost            1,226          5         1,418        348
  Depreciation, depletion
    and amortization         31,241     19,859        99,517     58,261
  Interest                   34,033     26,520       110,283     83,957
  General and
    administrative           61,910     45,866       193,772    175,405
  Abandonment/Impairment
    of leaseholds            50,000        ---        67,600      6,514
                          ---------   ---------    ---------   ---------
Total costs and expenses    324,096    210,022       879,479    667,335
                          ---------   ---------    ---------   ---------
  Income before
   federal income taxes      54,375    129,929       335,533    360,091
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Current federal
     income taxes               ---        ---           ---    122,431
  Deferred federal income
     tax (benefit)              ---        ---           ---    (77,022)
                          ---------   ---------    ---------   ---------
     Total federal
        income taxes            ---        ---           ---     45,409
                          ---------   ---------    ---------   ---------
       Net income         $  54,375    129,929       335,533    314,682
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,417,087   1,427,087    1,417,087   1,427,087
                          =========   =========    =========   =========
Income per common share      .04         .09          .24         .22
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  1997         1996
Net cash flows from operating activities     $  397,023      402,431

Net cash flows from investing activities       (437,018)    (292,963)

Net cash flows from financing activities       (406,972)     (85,919)
                                             -----------    --------
Net change in cash
  and temporary investments                    (446,967)      23,549

Cash and temporary investments at
  beginning of period                           985,238      383,321
                                              ----------    --------
Cash and temporary investments at
  end of period                               $ 538,271      406,870
                                              =========     ========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 1997

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

Note 2: Income Taxes

    The Company uses the "asset and liability method" of income tax accounting which bases the amount of current and future taxes payable on the events recognized in the financial statements and on tax laws existing at the balance sheet date. The effect on deferred tax assets and liabilities or a change in tax rates is recognized in income in the period that includes enactment date.

   There is no federal income tax expense for the nine-months ended September 30, 1997, due to the utilization of net operating loss carryforwards.

     In addition, the Company has approximately $267,625 of unused net operating loss carryforwards for federal income tax purposes at September 30, 1997.

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

RESULTS OF OPERATIONS

Operating revenues increased by $38,560 (11%) and $187,665 (18%) for the three-month and nine-month periods ended September 30, 1997 from the comparable prior-year periods primarily due to a combination of factors including higher oil prices in 1997 as compared to 1996, an increase in the number of properties owned and operated by the Company, as well as an increase in the amount of gas produced and sold which is attributable to new equipment installed by the Company to enhance production capabilities.

The  $27,914  (24%) and  $64,039 (19%) increase in  production cost  for the
three-month and  nine-month  periods ended  September 30,  1997  as   compared
to 1996 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as the installation of new equipment
as described above  which  maximizes gas  production  capabilities.    General
and administrative expenses increased $16,044 (35%) and $18,367 (10%) for the three-month and nine-month periods ended September 30, 1997 from the comparable 1996 periods. Interest expense increased approximately $7,513 and $26,326 for the three-month and nine-month periods ended September 30, 1997 from the comparable 1996 periods primarily due to higher average outstanding balances. Depreciation, depletion and amortization increased by $41,256 (71%) for the nine-month period ended September 30, 1997 from the comparable prior-year period due to increased production and shortened reservoir lives.

For the three-month and nine-month periods ended September 30, 1997, the Company provided provisions of $50,000 and $67,600 respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged or abandoned.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company entered into a new bank note payable maturing in July 2001, which has allowed for classification of $868,700 of the bank note payable in the long term category. Cash flow from operations remains positive at $397,023 for the nine months ended September 30, 1997. Notes payable and long-term debt decreased by $406,972 for the nine-month period ended September 30, 1997.

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

Date: November 11, 1997