Form 10-K
period 1997-12-31
TEXAS VANGUARD OIL CO
filed 1998-03-31
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1998, there were 1,417,087 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $327,406.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 1997 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 1998, has been incorporated by reference in Part III of this report.


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

  The Company engages in oil and natural gas exploration, development and production in Texas, New Mexico, and Wyoming. Generally, the Company acquires operated working interests in producing oil and natural gas properties which it further develops.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Lantern Petroleum Corporation (25% in 1995), Aquila Southwest (12% in 1997), GPM (19% in 1997), Genesis Oil (15% in 1997), Scurlock Permian (20% in 1997, 24% in 1996 and 46% in 1995), Howell Crude Oil (21% in 1996) and EOTT Energy (17% in 1997, 12% in 1996 and 15% in 1995). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 1997, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 55), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   Linda R. Watson (age 54), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 58), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 1997 the Company had one full-time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson is a director of a company as previously described which has oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

   Robert Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

   Effective January 1, 1998, the Company and a management company owned by the President of the Company extended an agreement whereby the latter provides the Company general corporate management services. This agreement is the same as could be obtained from an independent third party. The affiliated company will receive $12,500 per month, for one year, effective January 1, 1998 as compen-sation for those services. The affiliated company received $150,000, $144,000, and $108,000 as compensation for performance of these services during the years ended December 31, 1997, 1996 and 1995, respectively.

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

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1993 through 1997.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net
       1993                 17              3.79              1         .14         ---       ---
       1994                 26              8.90             12        7.74         ---       ---
       1995                 38             23.35              8        3.35         ---       ---
       1996                 21             18.97              3        2.08         ---       ---
       1997                 30             17.72              1        1.11         ---       ---

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

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 1997, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 1997, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 1997.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop           39              21.02              21       14.37       1,199.27         707.24
   Burleson           1                .74             ---         ---          40.00          29.60
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          8               6.48               3         .97         200.00          98.45
   DeWitt             0               2.16               2         .16         160.00          12.43
   Eastland (b)       0                .00               4         .09         122.00           1.30
   Fayette (b)        3               2.06             ---         ---         400.00         320.00
   Garza (b)          3                .05             ---         ---          30.00            .47
   Howard (b)         1                .02             ---         ---          40.00            .63
   Kent (b)           6               1.10             ---         ---         240.00          43.90
   Lea (b)(c)         2                ---               1         .07         400.00          22.25
   Lee               70              46.77               2        1.88       1,500.00       1,032.45
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.69             ---         ---         120.00         105.46
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              1               1.00             ---         ---          40.00          40.00
   Ward             ---                ---               2         .19         720.00          49.25
   Weston (d)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         1                .95             ---         ---          80.00          76.00
                 ------            -------           -----       -----       --------       --------
                    143              85.02              37       18.24       5,908.18       2,661.85

(a) A gross well is a well in which the Company owns a working interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are gross acres times the Company's interest.
(b)   The Company owns overriding royalty interest in these counties.
(c)   The Chaves and Lea County wells are located in New Mexico.
(d)   Weston County wells are located in Wyoming.


Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 1997, 1996 and 1995.

                                             1997       1996           1995
  Oil:
     Production volume (barrels)            47,434     41,708         31,846
     Average sales price per barrel   $      19.30      18.50          16.43
  Gas:
     Production volume (MCF)               324,462    260,241        192,175
     Average sales price per MCF      $       2.40      2.00           1.55

  Average production costs per
     equivalent barrel                $       5.88      5.67           6.34


   The worldwide crude oil prices of 1997 have declined in 1998. Oil prices have declined from approximately $16.50 at December 31, 1997 to approximately
$13.00 per barrel at  February 28, 1998.   The  Company  cannot predict how
prices will vary during 1998 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 1997.

           County               Gross                Net
          Bastrop, TX         1,945.75            1,314.77
          Crane, TX             240.00              171.30
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX            96.00                5.91
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            4,000.00            1,538.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,470.82            1,072.65
          Martin, TX             40.00               29.46
          Midland, TX           133.33                2.78
          Pecos, TX             280.00              280.00
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             16,019.22            7,396.16
                             =========            ========

All of the 7,396.16 net undeveloped acres under lease are being held by production.

ITEM 3. LEGAL PROCEEDINGS



   On March 16, 1998, the Company, Robert N. Watson, Jr., (President, CEO and Chairman of the Board), and Linda R. Watson (Secretary-Treasurer) entered into a consent cease and desist order to settle allegations by the Securities and Exchange Commission (Commission) that they had violated Sections 9(a)(2), 10(b) 13(d), and 16(a) of the Exchange Act and Rules 10b-5, 13d-2, 16a-2, and 16a-3. Under terms of the settlement, without admitting or denying any of the Commission's allegations, the Company, Mr. Watson and Ms. Watson consented to the entry of an order pursuant to Section 21C of the Exchange Act that each would cease and desist from committing or causing any future violation of Sections 9(a)(2), 10(b), 13(d), 16(a) and Rules 10b-5, 13d-2, 16a-2, and 16a-3.
The Commission's allegations related to the Watsons' and the Company's purchases of stock from December 1994 to May 1996 which were alleged to have been made in order to maintain the Company's Boston Stock Exchange (BSE) listing, which the BSE delisted in May of 1996. The Commission did not allege nor did the Watsons make any sales of the Company's stock. No financial sanctions were sought nor ordered by the Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 1997.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   On May 3, 1996, the Boston Stock Exchange suspended trading and delisted the Company's stock due to a market value float deficiency which was not in line with the Boston Stock Exchange's requirements regarding continued listing.
   The Company's common stock is now quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 1997

        First Quarter               1.250               0.625
        Second Quarter              1.562               0.687
        Third Quarter               2.000               0.750
        Fourth Quarter              1.375               0.750

      Fiscal 1996

        First Quarter               1.625               1.125
        Second Quarter              1.500               1.000
        Third Quarter               1.250               0.625
        Fourth Quarter              1.250               0.500

   At December 31, 1997, the approximate number of holders of record of the Company's common stock was 559. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            1997        1996       1995         1994        1993
Oil and gas sales    $  1,496,133   1,230,785     729,536      620,742     704,091
Total revenue           1,663,995   1,403,772     896,580      714,618     832,719
Total expenses         (1,305,175) (1,100,188)   (767,799)    (958,404)   (884,684)
Net earnings (loss)       236,820     258,175      86,695     (253,896)     45,640
Net earnings (loss)
   per share                .17         .18         .06         (.18)        .03
Total assets            3,704,635   3,235,502   2,473,759   2,053,923    1,978,107
Short-term debt           944,605   1,074,329     935,009     793,459      546,154
Long-term debt            802,396     560,755     252,247      None          None
Total liabilities       1,982,196   1,749,883   1,234,352     901,211      586,499
Stockholders equity  $  1,722,439   1,485,619   1,239,407   1,152,712    1,391,608

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

   During the year ended December 31, 1997, cash increased by $120,026. During the years ended December 31, 1996 and 1995, cash increased and decreased by $601,917 and $20,473, respectively. Cash flow from operating activities in 1997 was approximately $625,000, a increase of $12,000 from 1996. The 1996 cash flows from operating activities had shown an increase of $494,000 from 1995.
The significant use of cash, other than for operating expenses, have been investments in producing oil and gas properties of $617,360, $479,783, and $605,435 in 1997, 1996 and 1995, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1996 and 1995, the Company also increased cash by $56,930, and $76,000, respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 1997, the Company had a cash balance of $1,105,264 which represents approximately 63% of its notes payable.

   Working capital at December 31, 1997 has increased to 1.12 to 1 from .86 to 1 at December 31, 1996. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1998 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 1998 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1998 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. Oil prices have declined from approximately $16.50 per barrel at December 31, 1997 to
approximately $13.00 per barrel  at February 28, 1998.   The  Company  had  no
significant commitments for capital expenditures at December 31, 1997.

   As of December 31, 1997, the Company owed $600,000 and $1,102,700 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in July 1998 and July 2001, respectively (see note 2 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

   From 1994 to 1995 oil and gas sales increased approximately 18%, and from 1995 to 1996 oil and gas sales increased approximately 69%, and from 1996 to 1997 oil and gas sales increased 22%. In 1995, oil production volume increased by 18% at the same time as the average price per barrel increased by 9% to
16.43. Also, in 1995, the gas production volume increased by 75% which more than offset the decrease in the average price per MCF to $1.55. In 1996, oil production volume increased by 31% at the same time as the average price per barrel increased by 13% to 18.50. Also, in 1996, the gas production volume increased by 35% while the average price per MCF was $2.00. In 1997, oil production volume increased by 14% at the same time as the average price per barrel increased by 4% to $19.30. Also, in 1997, the gas production volume increased by 25% which was complemented by an increase in the average price per MCF to $2.40.

   Other income was $41,050 in 1995 due to gains on sales of producing oil and gas properties. In 1996 the Company sold several sour oil properties in order to reduce operating costs and realized a loss of $85,598 on those sales.

   Oil and gas production expenses increased in 1997 and 1996 by 24% and 19%, because of higher lease operating costs associated with the 14% and 31%, increase, respectively, in oil production volume and the 25% and 35% increase, respectively, in gas production volume.

  Interest expense increased by 28% in 1997 over 1996 and 27% in 1996 over 1995 due to higher average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 1996, the Company reduced the estimated average reservoir lives on its proved developed reserves in conjunction with its reduction in Permian Basin wells and increase in Austin Chalk wells. This had the effect of increasing depletion expense in 1996 and 1995. In 1997, depletion increased in conjunction with the 14% increase in oil production volume and the 25% increase in gas production volume.

   General and administrative expenses increased 6% in 1997 and 22% in 1996, respectively, due primarily to increases in management fees paid to a company owned by the President of the Company. Total general and administrative expenses in 1997 were comparable to 1996 as the Company made every effort to control the level of these type expenses.

   In 1997 and 1996, the Company provided provisions of approximately $170,678 and $102,101, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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

YEAR 2000 COMPLIANCE

   The Company has considered the impact of Year 2000 issues on its computer systems and applications and have determined that these systems and application are Year 2000 compliant. As such, no Year 2000 conversion expenditures were incurred in 1997 and the Company expects no Year 2000 conversion expenditures in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company as of December 31, 1997 and 1996 and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year
period  ended  December  31,  1997.   These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                    KPMG PEAT MARWICK LLP

Austin, Texas
February 27, 1998, except as to note 6 which is as of March 16, 1998


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 1997 and 1996

                                     ASSETS
                                                            1997          1996
Current assets:
    Cash (including certificates of deposit of
       $200,000 in 1997 and 1996, pledged)            $  1,105,264      985,238
    Trade accounts receivable                               80,404       36,610
                                                         ----------   ---------
            Total current assets                         1,185,668    1,021,848
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 2,593,991    2,175,128
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged           97,891       97,891
                                                         ---------    ---------
                                                         2,858,512    2,439,649
      Less accumulated depreciation, depletion and
    amortization                                           344,653      241,709
                                                         ---------    ---------
                                                         2,513,859    2,197,940
                                                         ---------    ---------
Other assets                                                 5,108       15,714
                                                         ---------    ---------
    TOTAL ASSETS                                      $  3,704,635    3,235,502
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $      113,194      114,799
    Notes payable and current installments of
       long-term debt                                      923,606    1,053,329
    Notes payable to related parties                        21,000       21,000
                                                         ---------    ---------
Total current liabilities                                1,057,800    1,189,128
                                                         ---------    ---------
Deferred tax liability                                     122,000          ---
Long-term debt, excluding current installments             802,396      560,755
                                                         ---------    ---------
Total Liability                                          1,982,196    1,749,883

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 issued and
    outstanding in 1997 and 1996,
    respectively                                            70,854       70,854
    Additional paid-in capital                           1,890,005    1,890,005
    Accumulated deficit                                   (238,420)    (475,240)
                                                         ---------    ---------
Total stockholders' equity                               1,722,439    1,485,619

Commitments (note 3)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  3,704,635    3,235,502
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 1997, 1996 and 1995
                                                        1997        1996        1995
Revenues:
    Oil and gas sales                            $  1,496,133   1,230,785     729,536
    Well operation fees                               146,613     145,661     116,817
    Other, net                                         10,335      16,264      41,050
     Interest income                                   10,914      11,062       9,177
                                                    ---------   ---------   ---------
       Total revenues                               1,663,995   1,403,772     896,580
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                     596,678     482,833     405,053
  Depreciation, depletion and amortization            136,370      79,467      51,373
  Interest expense                                    145,391     114,000      89,748
  General and administrative                          251,058     236,189     193,695
  Impairment in value of oil and gas property         170,678     102,101         ---
  Loss on sale of oil and gas property                  5,000      85,598      27,930
                                                    ---------   ---------   ---------
       Total expenses                               1,305,175   1,100,188     767,799
                                                    ---------   ---------   ---------
  Earnings before income taxes                        358,820     303,584     128,781

Income Taxes:
  Deferred federal income tax expense                 122,000      45,409      42,086
                                                     --------   ---------   ---------
Net earnings                                     $    236,820     258,175      86,695
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                              1,417,087   1,419,754   1,427,087
                                                    =========   =========   =========

Basic and diluted earnings per share             $       .17          .18         .06
                                                    =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 1997, 1996 and 1995

                                                             Additional
                                          Common Stock        Paid-in   Accumulated
                                        Shares     Amount     Capital     Deficit

Balances at December 31, 1994         1,427,087     71,354   1,901,468   (820,110)

   Net earnings                             ---        ---         ---     86,695
                                      _________   ________   _________   ________
Balances at December 31, 1995         1,427,087     71,354   1,901,468   (733,415)

   Shares repurchased and cancelable   (10,000)      (500)    (11,463)       ---

   Net earnings                             ---        ---         ---    258,175
                                      ---------   --------   ---------   ---------
Balances at December 31, 1996         1,417,087     70,854   1,890,005   (475,240)

   Net earnings                             ---        ---         ---    236,820
                                      ---------   --------   ---------   ---------
Balances at December 31, 1997         1,417,087     70,854   1,890,005   (238,420)
                                      =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 1997, 1996 and 1995
                                                                1997         1996         1995
Cash flows from operating activities:
  Net earnings                                           $    236,820      258,175       86,695
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
      Depreciation, depletion and amortization                136,370       79,467       51,373
      (Gain) loss on sale of oil and gas properties             5,000       70,635       (9,520)
      Deferred federal income tax expense                     122,000       45,409       42,086
      Impairment in value of oil and gas property             170,678      102,101          ---
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                          (43,794)     (10,258)      17,980
        Increase (decrease) in trade accounts payable          (1,604)      67,703      (60,656)
        Increase in other assets                                  ---          ---       (9,185)
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                 625,470      613,232      118,773
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                    ---       56,930       76,000
  Additions to oil and gas properties                        (617,361)    (479,783)    (605,435)
  Additions to furniture and equipment                            ---      (24,327)      (3,608)
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (617,361)    (447,180)    (533,043)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                                 343,578    1,473,450    1,000,000
  Repayments of notes payable                                (231,661)  (1,025,622)    (606,203)
  Repurchase and cancellation of common stock                     ---      (11,963)         ---
                                                             ---------    ---------    ---------
    Net cash provided by financing activities                 111,917      435,865      393,797

    Net increase (decrease) in cash                           120,026      601,917      (20,473)

    Cash and cash equivalents at
      beginning of year                                       985,238      383,321      403,794
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $  1,105,264      985,238      383,321
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $    145,391      114,000       89,748
                                                            ==========   ==========   ==========

Supplemental disclosure of non cash investing and financing activity:
  See note 5.

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 1997, 1996 and 1995


(1) Significant Accounting Policies

Description of Business - Texas Vanguard Oil Company (the Company) engages in the acquisition, exploration, development, and operation of onshore oil and gas properties in the United States, principally in Texas. The Company owns interests in producing properties and undeveloped oil and gas leases in Texas, Wyoming and New Mexico. The Company sells all of its production to traditional industry purchasers who have the facilities to transport the oil and gas from the well site.

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

Depreciation, depletion and amortization of proved oil and gas property costs, including related equipment and facilities, are provided using the units-of-production method on a property by property basis.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted Statement 121 as of January 1, 1996. There was no material impact on the financial statements at adoption.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from five customers in 1997, three customers in 1996 and three customers in 1995 as follows:1997 - 12%, 15%, 17%, 19% and 20%, 1996 - 12%, 21% and 24%,
and 1995 - 46%, 25% and 15%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

Use of Estimates - Consistent with the requirements of generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in order to prepare these financial statements. Actual results could differ from those estimates.

Earnings Per Share - In February 1997, the FASB issued SFAS 128, "Earnings Per Share" ("SFAS 128") which established standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS includes common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS 128 effective December 31, 1997 and there was no material impact on its financial statements at adoption.

Recent Accounting Announcements   -   In June  1997,  FASB  issued  SFAS 130,
"Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

(2) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              1997          1996
Note payable under $200,000 line of credit              $        ---       199,592

Note payable in original amount of $600,000,
  due in July 1998, interest payable monthly at
  prime rate plus .5% (9.5% at December 31, 1997),
  secured by oil and gas properties.                         600,000       600,000

Note payable in original amount of $1,232,700 in
  1997 and $849,122 in 1996, due in July 2001,
  payable in monthly installments of $26,000
  principal plus accrued interest at prime rate
  plus .5% (9.5% at December 31, 1997), secured
  by oil and gas properties.                               1,102,700       759,122

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2000, secured by equipment.        23,302        35,370
                                                           ---------     ---------
Total bank debt                                            1,726,002     1,594,084
Less current installments                                    923,606     1,033,329
                                                           ---------     ---------
Long-term bank debt, excluding current installments     $    802,396       560,755
                                                           =========       =======

                             Texas Vanguard Oil Company

                            Notes to Financial Statements

(2) Notes Payable cont.

The Company maintained a line of credit with a bank during December 31, 1997 and 1996 in the aggregate amount of $200,000. Borrowings of $0 and $199,592 against the line of credit were outstanding at December 31, 1997 and 1996, respectively. The $0 borrowing bore interest at the bank's certificate of deposit rate plus 2% (7.30% at December 31, 1997). There are no commitment fees or compensating balance arrangements. The line of credit was secured by $200,000 of certificates of deposit and matures on April 28, 1998. At December 31, 1996 the Company also had a note payable to a corporation in the amount of $20,000. The note was due on demand, bore interest at 10% and was unsecured.

At December 31, 1997, stated maturities of notes payable, other than notes payable to related parties, and long-term debt to banks were as follows:
1998 - $923,606; 1999 - $0; 2000 - $802,396.

(3) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $150,000, $144,000, and $108,000 as compensation for performance of those services during the years ended December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1998 the agreement was continued with terms of $12,500 per month through December 31, 1998.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease. Rent expense incurred under this lease was $15,000 for the year ended December 31, 1997. Future minimum lease payments are as follows:

                      1998    $    15,000
                      1999          7,500
                                   ------
                              $    22,500
                                   ======

The Company has several notes payable to individual directors and companies owned by certain directors of the Company in the amount of $21,000 at December 31, 1997 and 1996, respectively. The notes are due on demand, bearing interest at 10% and are unsecured.


(4) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:
                                                                1997        1996
   Computed tax expense at statutory rate                 $    122,000    103,219
   Utilization of net operating losses not previously
     recognized                                                    ---    (57,810)
                                                              _________   ________
                                                          $    122,000     45,409
                                                              =========   ========

                             Texas Vanguard Oil Company

                           Notes to Financial Statements

(4) Federal Income Taxes cont.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1997 and 1996 is presented below:

                                                                        1997        1996
   Deferred tax asset:
     Net operating loss carryforward                            $     121,922     205,061
     Other                                                                ---      38,076
     Less valuation allowance                                             ---         ---
                                                                     ---------   ---------
     Net deferred tax asset                                           121,922     243,137
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (243,922)   (243,137)
                                                                     ---------   ---------
   Total deferred tax liability                                 $    (122,000)        ---
                                                                     =========   =========


The valuation allowance for the deferred tax asset at December 31, 1997 and 1996 was as follows:

                                                            1997     1996
       Balance, beginning of year                    $       ---    46,223
       (Decrease) Increase in valuation allowance            ---   (46,223)
                                                          ------    ------
                                                     $       ---       ---
                                                          ======    ======

The Company has accumulated losses for Federal income tax purposes of approximately $359,000 as of December 31, 1997 which may be carried forward and used to reduce taxable income in future years. The carryforward expires in 2009.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 1997.

(6) Subsequent Events

On March 16, 1998, the Securities and Exchange Commission (SEC) entered an order in an administrative proceeding against the Company, Robert N. Watson Jr., and Linda R. Watson (the Respondents). The proceeding was directed to alleged stock purchases made by the Company, Robert N. Watson, Jr. and Linda R. Watson from December 1994 to May 1996 with the alleged intent to increase the Company's stock price in order to maintain its listing on the Boston Stock Exchange. The respondents, without admitting or denying any of the allegations, have consented to the order issued by the SEC to cease and desist from committing or causing any violation, or any future violation, of Sections 9(a)(2), 10(b), 13(d) and 16(a) of the Exchange Act and Rules 10b-5, 13d-2, 16a-2, and 16a-3 promulgated thereunder.

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 1997, 1996 and 1995
                             (Unaudited)

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

                                      1997                       1996                       1995
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
Beginning of year              590,924    3,913,319      1,639,189    9,639,887     1,061,861    5,492,496
Revisions of
   previous estimates          (72,921)      41,566     (1,043,355)  (5,950,845)      (82,679)      93,094
Extensions
   and Discoveries              19,377          ---            ---          ---        23,916      104,009
Purchase of
   minerals in place            99,731      386,643         82,345      484,519       693,553    4,248,008
Sale of minerals                   ---          ---        (45,547)         ---        (1,700)      (1,536)
Production                     (47,434)    (324,462)       (41,708)    (260,242)      (31,846)    (192,175)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                    589,677    4,017,066        590,924    3,913,319     1,639,189    9,639,887
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year              590,924    3,913,319      1,639,189    9,639,887     1,061,861    5,492,496
End of year                    589,677    4,017,066        590,924    3,913,319     1,639,189    9,639,887

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved oil and gas reserves in which the enterprise has mineral interests. The Company cannot predict price fluctuations which may occur in the future. Oil prices have declined from approximately $16.50 at December 31, 1997 per barrel to approximately $13.00 per barrel at February 28, 1998. Future income tax expenses were provided after estimated utilization of Federal income tax loss carryforwards.

                                                          December 31,
                                                     1997           1996           1995
Future cash inflows                         $    21,580,020     26,513,000     49,604,773
Future production and development costs         (10,480,296)    (9,874,307)   (17,767,270)
Future income tax expenses                       (2,510,533)    (4,402,446)    (8,982,265)
                                                ------------   ------------   ------------
     Future net cash flows                        8,589,191     12,236,247     22,855,238

10% annual discount for estimated
 timing of cash flows                            (3,400,245)    (5,041,705)   (16,315,880)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $     5,188,946      7,194,542      6,539,358
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          1997         1996         1995
Changes:
    Sale of oil and gas produced, net of
      production costs                            $   (1,331,340)  (1,080,046)    (608,752)
    Net changes in prices and production costs          (669,657)   1,075,630      265,251
    Purchase of minerals in place                        213,728      322,455    1,865,418
    Extensions and discoveries                            24,512          ---          ---
        Sales                                                ---     (106,480)      (3,022)
    Revisions of previous quantity estimates            (253,051)  (4,649,360)     (97,356)
    Accretion of discount                                719,454      653,935      371,800
    Other                                               (709,242)   4,439,050    1,028,016
                                                      ----------    ---------    ----------
        Net changes                                   (2,005,596)     655,184    2,821,355

Beginning balance - standardized measure
    of discounted future net cash flows                7,194,542    6,539,358    3,718,003
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $    5,188,946    7,194,542    6,539,358
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      1997         1996         1995
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630      166,630

Proven oil and gas properties                     2,593,991    2,175,128    1,938,154

Accumulated depletion and amortization             (276,407)    (184,537)    (155,627)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   2,484,214    2,157,221    1,949,157
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               1997      1996       1995
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          409,396   348,471    555,595
Exploration costs                               ---       ---        ---
Development costs                           207,966   131,312     49,840

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 1997 and 1996 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1997, and notes to financial statements are included in Item 8.

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

10.1   Incentive Stock Option Plan, previously filed as Exhibit 5b to
       Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2   Management contract between Texas Vanguard Oil Company and Robert Watson,
       Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to Fidelity Bank & Trust dated April 28, 1997.

10.5   Note payable to Midland American Bank dated July 29, 1997.

10.6   Note payable to Midland American Bank date July 29, 1997.

(b). Reports of Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Robert N. Watson, Jr.
Robert N. Watson, Jr., President,
Director, Chairman of the Board,
Principal Executive Officer and
Principal Financial and Accounting
Officer
March 24, 1998

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 24, 1998
March 24, 1998


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Robert N. Watson, Jr.                 CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

Linda R. Watson
Secretary/Treasurer                   INDEPENDENT ACCOUNTANTS
and Director                          KPMG Peat Marwick LLP
                                      Austin, Texas
Robert L. Patterson
Director                              TRANSFER AGENT
                                      American Securities Transfer, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80201

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      1997 ANNUAL SHAREHOLDERS MEETING
                                      June 4, 1998, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Fidelity Bank & Trust ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $200,000.00
Funding Date:          July 28, 1997
Maturity Date:         July 28, 1998

PROMISE TO PAY:

For value received, I promise to pay to you, or your order, at your address listed above the principal sum of TWO-HUNDRED THOUSAND AND NO/100 DOLLARS, $200,000.00.

_X_ Multiple Advance: The principal sum shown above is the maximum amount of principal I can borrow under this note. On April 28, 1997, I will receive the amount of $00.00 and future principal advances are contemplated.

_X_ Open End Credit: You and I agree that I may borrow up to the maximum principal sum more than one time. This feature is subject to all other conditions and expires on April 28, 1998 *see below.

Interest: I agree to pay interest on the outstanding principal balance from April 28, 1997 at the rate of 7.3000% per year until the first rate change date.

_X_ Variable Rate:  This rate may then change as state below.

_X_ Index Rate:  The future rate will be 2.00% above the following index rate:
Fidelity Bank & Trust, N.A. one year certificate of deposit.

_X_ Ceiling Rate: The interest rate ceiling for this note is the indicated ceiling rate announced by the Credit Commissioner from time to time.

_X_ Frequency and Timing: The rate on this note may change as often as at maturity.

Accrual method:  Interest rate will be calculated on a 365 days per year basis.

Post Maturity Rate: I agree to pay interest on the unpaid balance of this note owing after maturity, and until paid in full, as stated below: _X_ at a rate equal to highest allowable by law.

_X_ Late Charge: If a payment is made more than 10 days after it is due, I agree to pay a late charge of highest allowable by laws.

Payments:  I agree to pay this note as follows:

_X_Interest: I agree to pay accrued interest on demand, but if no demand is made, then monthly.

_X_ Principal: I agree to pay the principal on demand, but if no demand is made, then at maturity.

Purpose:  The purpose of this loan is working capital line of credit.

Additional Terms:  *This loan is not under chapter 15 of the Texas Credit Code.

Security Interest: I give you a security interest in all of the property described below that I now own and that I may own in the future (including, but not limited to, all parts, accessories, repairs, improvements, and accessions to the Property), wherever the Property is or may be located, and all proceeds and products from the Property.

_X_ Secured property includes, but is not limited by the following:
Fidelity Bank & Trust, N.A. certificate of deposit #08631 and any renewals or replacements thereof.

Signed: Robert N.Watson, Jr.,  President
Texas Vanguard Oil Company


                               EXHIBIT 10.5

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County
(915) 687-3013

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
(512) 331-6781

TERMS:
Interest Rate:         Variable
Principal Amount:     $1,232,669.87
Funding Date:          July 29, 1997
Maturity Date:         July 20, 2001
Customer Number:       76384
Loan Number:           43060

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of ONE MILLION, TWO-HUNDRED THIRTY-TWO THOUSAND SIX-HUNDRED SIXTY-NINE AND 87/100 Dollars ($1,232,669.87) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the Note may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE-HALF OF ONE percent (0.5000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

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

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: 47 PAYMENTS OF PRINCIPAL IN THE AMOUNT OF $26,000.00 PLUS ACCRUED INTEREST BEGINNING AUGUST 29, 1997 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 29, 2001.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, _X_ this Note is given in renewal of, but not in novation or discharge of, certain promissory notes dated July 21, 1996 in the original principal amount of $849,121.90 and having an original commitment amount of $600,000.00 ("Original Notes") from Maker payable to the order of Payee, which Original notes are secured by Deeds of Trust as Amended as renewed and extended under the Deed of Trust as described above. All liens, assignments and security interests securing the payment of said Original Notes are hereby ratified, confirmed, renewed, extended, rearranged and brought forward as security for the payment of this Note.

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

NOTE DATE:  JULY 29, 1997

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
Funding Date:          July 29, 1997
Maturity Date:         July 29, 1998
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

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: ON DEMAND OR IF NO DEMAND IS MADE-INTEREST ONLY PAYMENTS ARE DUE AUGUST 29, 1997 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 29, 1998.

All payments will be made to Lender at its address in the county described above and in lawful currency of the United States of America.

RENEWAL: If checked, _X_ this Note is given in renewal of, but not in novation or discharge of, Loan Number 43070.

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

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  JULY 29, 1997

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT