Form 10-Q
period 1998-03-31
TEXAS VANGUARD OIL CO
filed 1998-05-12
CIK 315261

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

    For the Quarter Ended March 31, 1998      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 1998
Common Stock, $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number
   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 1998 and December 31, 1997              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 1998 and 1997        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 1998 and 1997        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         1998         1997
Current assets:
    Cash and temporary investments                 $   485,741    1,105,264
    Trade accounts receivable                           56,072       80,404
                                                     ---------   ----------
        Total current assets                           541,813    1,185,668
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           2,853,294    2,760,621
    Office furniture and vehicles                       97,891       97,891
                                                     ---------    ---------
                                                     2,951,185    2,858,512

    Less accumulated depreciation, depletion and
      amortization                                    (374,919)    (344,653)
                                                     ----------   ----------
        Total property and equipment                 2,576,266    2,513,859
                                                     ---------    ----------
     Other assets                                        4,381        5,108
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 3,122,460    3,704,635
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    22,272      113,194
     Notes payable and current installments of
        long-term debt                                 432,090      944,606
                                                     ---------    ----------
          Total current liabilities                    454,362    1,057,800
                                                     ---------    ----------
Deferred tax liability                                 159,726      122,000
Long-term debt, excluding current installments         712,700      802,396
                                                     ---------    ----------
Total liabilities                                    1,326,788    1,982,196
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,854       70,854
     Additional paid-in capital                      1,890,005    1,890,005
     Retained deficit                                 (165,187)    (238,420)
                                                     ---------    ----------
          Total stockholders' equity                 1,795,672    1,722,439
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,122,460    3,704,635
                                                     =========    ==========

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         1998        1997
 Revenue:
    Operating revenue                            $    402,427      446,106
    Other income                                        2,614        2,712
                                                    ---------    ---------
       Total revenue                                  405,041      448,818
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    163,109      139,704
   Exploration cost                                       392           38
   Depreciation, depletion and amortization            32,177       36,481
   General and administrative                          63,592       62,239
   Abandonment of leaseholds                              ---          100
   Interest                                            34,813       40,392
                                                    ---------    ---------
       Total costs and expenses                       294,083      278,954
                                                    ---------    ---------
         Earnings before
           federal income taxes                       110,958      169,864

 Federal income taxes:
   Deferred federal income tax expense                 37,726          ---
                                                    ---------    ---------
              Net earnings                       $     73,232      169,864
                                                    ---------    ---------
Weighted average number of shares outstanding       1,417,087    1,417,087
                                                    ---------    ---------

   Basic and diluted earnings per share          $        .05          .12
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             1998       1997

     Net cash flows from operating activities         $    76,544      116,757

     Net cash flows from investing activities             (93,855)    (200,913)

     Net cash flows from financing activities            (602,212)    (256,991)

                                                         ---------    ---------
     Net change in cash and temporary investments        (619,523)    (341,147)

     Cash and temporary investments at
          beginning of period                           1,105,264      985,238
                                                        ----------    ---------
     Cash and temporary investments at
          end of period                               $   485,741      644,091
                                                        ----------    ---------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 1998

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

The federal income tax expense of $37,726 for the three month period ended March 31, 1998, is a deferred tax liability and does not result in cash outflows.

In addition, the Company has approximately $359,000 of unused net operating loss carryforwards for federal income tax purposes at December 31, 1997.

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

RESULTS OF OPERATIONS

Operating revenues decreased by $43,679 (10%) for the three-month period ended March 31, 1998 from the comparable prior-year period primarily as a result of lower oil prices in 1998 as compared to 1997. The $23,405 (17%) increase in production cost for the three-month period ended March 31, 1998 as compared to 1997 is primarily attributable to the installation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month period ended March 31, 1998 were comparable to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense decreased approximately $5,579 (14%) for the three-month period ended March 31, 1998 from the comparable prior-year period due to lower average outstanding balances Depreciation, depletion, and amortization decreased by $4,304 (12%) for the three-month period ended March 31, 1998, from the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 1998, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 1998 has increased to 1.19 to 1 from 1.12 to 1 at December 31, 1997. Cash flow from operations remains positive at $76,544 for the three months ended March 31, 1998. Notes payable decreased by $512,516 and long-term debt decreased by $89,696 for the first quarter of 1998.

The worldwide crude oil prices continue to fluctuate in 1998. The Company cannot predict how prices will vary during the remainder of 1998 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 11, 1998