Form 10-Q
period 1998-06-30
TEXAS VANGUARD OIL CO
filed 1998-08-13
CIK 315261

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

For the Quarter Ended June 30, 1998              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 1998
Common Stock, $.05 par value                         1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 1998 and December 31, 1997                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 1998 and 1997          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 1998 and 1997                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          1998         1997
     Current assets:
          Cash and temporary investments             $   461,008    1,105,264
          Trade accounts receivable                       47,559       80,404
                                                       ---------    ---------
              Total current assets                       508,567    1,185,668
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   2,992,659    2,760,621
      Office furniture and vehicles                       97,891       97,891
                                                       ---------    ---------
                                                       3,020,550    2,858,512

     Less accumulated depreciation, depletion and
            amortization                                (404,706)    (344,653)
                                                       ---------    ---------
              Total property and equipment             2,615,844    2,513,859
                                                       ---------    ---------
     Other assets                                          3,654        5,108
                                                       ---------    ---------
              TOTAL ASSETS                           $ 3,128,065    3,704,635
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     19,829     113,194
      Notes payable and current installments
        of long-term debt                                 438,814     944,606
                                                        ---------   ---------
           Total current liabilities                      458,643   1,057,800
                                                        ---------    --------
   Deferred tax liability                                 186,979     122,000
   Long-term debt, excluding current installments         633,868     802,396

                                                        ---------   ---------
           Total Liabilities                            1,279,490   1,982,196

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained deficit                                   (112,284)   (238,420)
                                                        ---------   ---------
            Total stockholders' equity                  1,848,575   1,722,439
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,128,065   3,704,635
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                       Three months ended       Six months ended
                                             June 30,               June 30,
                                         1998       1997        1998        1997
     Revenue:
      Operating revenue            $   378,185     384,835     780,612     830,941
      Other income                       1,975       2,887       4,589       5,599
                                     ---------   ---------   ---------   ---------
        Total revenue                  380,160     387,722     785,201     836,540
                                     ---------   ---------   ---------   ---------
     Costs and expenses:
      Production cost                  168,654     121,500     331,763     261,204
      Exploration cost                     168         154         560         192
      Depreciation, depletion
          and amortization              30,514      31,795      62,691      68,276
      General and
          administrative                72,215      69,620     135,807     131,859
      Interest                          28,452      35,858      63,265      76,250
      Abandonment of leasehold             ---      17,500         ---      17,600
                                     ---------   ---------   ---------   ---------
        Total costs and expenses       300,003     276,427     594,086     555,381
                                     ---------   ---------   ---------   ---------
         Earnings before
           federal income taxes         80,157     111,295     191,115     281,159
                                     ---------   ---------   ---------   ---------
    Income taxes:
     Deferred federal income tax        27,253         ---      64,979         ---
                                     ---------    --------   ---------   ---------
         Net earnings              $    52,904     111,295     126,136     281,159
                                     =========   =========   =========   =========
     Weighted average number of
         shares outstanding          1,417,087   1,417,087   1,417,087   1,417,087
                                     =========   =========   =========   =========
     Basic and diluted earnings
         per share                      .04         .08         .09         .20
                                     =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       1998        1997

Net cash flows from operating activities          $  193,286     261,327

Net cash flows from investing activities            (163,222)   (288,931)

Net cash flows from financing activities            (674,320)   (333,953)
                                                    ---------   ---------
Net change in cash and temporary investments        (644,256)   (361,557)

Cash and temporary investments at
    beginning of period                            1,105,264     985,238
                                                   ----------   ---------
Cash and temporary investments at
    end of period                                 $  461,008     623,681
                                                    ---------   ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 1998

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

The federal income tax expense of $64,979 for the six month period ended, June 30, 1998 is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating  revenues  decreased by   $6,650 (2%) and $50,329 (6%) for the
three-month and six-month period ended June 30, 1998 from the comparable prior year periods primarily as a result of lower oil in 1998 as compared to 1997. The $47,154 (39%) and $70,559 (27%) increase in production cost
for the three-month  and  six-month  periods  ended   June  30,  1998  as
compared to 1997 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as to new equipment installed by the Company to enhance gas production capabilities.

General and administrative expenses for the six-month period ended June 30, 1998 were comparable to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense decreased approximately $7,406 and $12,985 for the three-month and six-month periods ended June 30, 1998 from the comparable 1997 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $5,585 (8%) for the six-month period ended June 30, 1998 for the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 1998, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 1998 has decreased to 1.11 to 1 from 1.12 to 1 at December 31, 1997. Cash flow from operations remains positive at $193,286 for the six months ended June 30, 1998. Notes payable decreased by $505,792 and long-term debt decreased by $168,528 for the six-month period ended June 30, 1998, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 1998. The Company cannot predict how prices will vary during the remainder of 1998 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

YEAR 2000 COMPLIANCE

The Company has considered the impact of Year 2000 issues on its computer systems and applications and has determined that these systems and applications are Year 2000 compliant. As such, no Year 2000 conversion expenditures were incurred in 1997 and the Company expects no Year 2000 conversion expenditures in the future.

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

Date: August 13, 1998