Form 10-Q
period 1998-09-30
TEXAS VANGUARD OIL CO
filed 1998-11-12
CIK 315261

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


    Class of Common Stock                 Outstanding at September 30, 1998
    ---------------------                 ---------------------------------
      $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 1998 and December 31, 1997               3

         Condensed Statements of Earnings,
            Three and nine months ended
            September 30, 1998 and 1997                        4

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 1998 and 1997      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               1998            1997
Current assets:
   Cash and temporary investments         $   427,767       1,105,264
   Trade accounts receivable                   79,447          80,404
                                            ---------       ---------
       Total current assets                   507,214       1,185,668
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           3,181,302       2,760,621
   Office furniture and vehicles               97,891          97,891
                                            ---------       ---------
                                            3,279,193       2,858,512
   Less accumulated depreciation,
     depletion and amortization              (433,346)       (344,653)
                                           -----------      ----------
       Total property and equipment         2,845,847       2,513,859
                                           -----------      ----------
   Other assets                                 2,927           5,108
                                           -----------      ----------
        TOTAL ASSETS                      $ 3,355,988       3,704,635
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    21,612         113,194
   Notes payable and current installments
     of long-term debt                        660,480         944,606
                                            -----------     ----------
       Total current liabilities              682,092       1,057,800
                                            -----------     ----------
Deferred tax liabilities                      215,020         122,000
Long-term debt, excluding
   current installments                       555,868         802,396
                                            -----------     ----------
Total liabilities                           1,452,980       1,982,196
Stockholders' equity:
   Common stock                                70,854          70,854
   Additional paid-in capital               1,890,005       1,890,005
   Retained deficit                           (57,851)       (238,420)
                                          -----------      ----------
       Total stockholders' equity           1,903,008       1,722,439
                                          -----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 3,355,988       3,704,635
                                          -----------       ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             1998       1997           1998       1997

Revenue:
  Operating revenue       $ 372,659    375,799     1,153,272  1,206,741
  Other income                3,369      2,672         7,957      8,271
                          ---------    -------     ---------  ---------
     Total revenue          376,028    378,471     1,161,229  1,215,012
                          ---------    -------     ---------  ---------
Costs and expenses:
  Production cost           178,955    145,686       510,718    406,889
  Exploration cost              729      1,226           729      1,418
  Depreciation, depletion
    and amortization         29,368     31,241        92,059     99,517
  Interest                   27,493     34,033        90,758    110,283
  General and
    administrative           57,009     61,910       193,377    193,772
  Abandonment/Impairment
    of leaseholds               ---     50,000           ---     67,600
                          ---------   ---------    ---------   ---------
Total costs and expenses    293,554    324,096       887,641    879,479
                          ---------   ---------    ---------   ---------
  Income before
   federal income taxes      82,474     54,375       273,588    335,533
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Deferred federal income
     tax expense             28,041        ---        93,020        ---
                          ---------   ---------    ---------   ---------
       Net earnings       $  54,433      54,375      180,568     335,533
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,417,087   1,417,087    1,417,087   1,417,087
                          =========   =========    =========   =========
Basic and diluted
  earnings per share         .04         .04          .13         .24
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  1998         1997
Net cash flows from operating activities     $  275,021      397,023

Net cash flows from investing activities       (421,864)    (437,018)

Net cash flows from financing activities       (530,654)    (406,972)
                                             -----------    ---------
Net change in cash
  and temporary investments                    (677,497)    (446,967)

Cash and temporary investments at
  beginning of period                         1,105,264      985,238
                                              ----------    ---------
Cash and temporary investments at
  end of period                               $ 427,767      538,271
                                              =========     ========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 1998

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

   The federal income tax of $93,020 for the nine-month period ended September 30, 1998, is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating revenues decreased by $3,140 (1%) and $53,469 (4%) for the three-month and nine-month periods ended September 30, 1998 from the comparable prior-year periods primarily as a result of lower oil prices in 1998 as compared to 1997. The $33,269 (23%) and $103,829 (26%) increase in production cost for the three-month and nine-month periods ended September
30, 1998 as compared to 1997 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as the install-ation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the nine-month period ended September 30, 1998 were comparable to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense decreased approximately $6,540 (19%) and $19,525 (18%) for the three-month and nine-month periods ended September 30, 1998 from the comparable 1997 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $7,458 (7%) for the nine-month period ended September 30, 1998 from the comparable prior-year period due to a lower rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 1998, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 1998, has decreased to .74 to 1 from 1.12 to 1 at December 30, 1997 due to repayment of outstanding long term debt. Cash flow from operations remains positive at $275,021 for the nine months ended September 30, 1998. Notes payable have decreased by $284,126 and long-term debt decreased by $246,528 for the nine-month period ended September 30, 1998, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 1998. The Company cannot predict how prices will vary during the remainder of 1998 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

YEAR 2000 COMPLIANCE

The Company has considered the impact of Year 2000 issues on its computer systems and applications and has determined that these systems and appli-cations are Year 2000 compliant. As such, no Year 2000 conversion expenditures were incurred in 1998 and the Company expects no Year 2000 conversion expenditures in the future.

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

Date: November 11, 1998