Form 10-K
period 1998-12-31
TEXAS VANGUARD OIL CO
filed 1999-03-25
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 1999, there were 1,417,087 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $296,786.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 1998 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 1999, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Aquila Southwest (21% in 1998 and 12% in 1997), GPM (18% in 1998 and 19% in 1997), Genesis Oil (15% in 1997), Scurlock Permian (14% in 1998, 20% in 1997, 24% in 1996 and 46% in 1995), Howell Crude Oil (21% in 1996) and EOTT Energy (22% in 1998, 17% in 1997 and 12% in 1996). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 1998, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 56), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   Linda R. Watson (age 55), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 59), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 1998, the Company had one full-time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson is a director of a company as previously described which has oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

   Robert Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

  The Company and a management company owned by the President of the Company extended an agreement whereby the latter provides the Company general corporate management services. This agreement is the same as could be obtained from an independent third party. The affiliated company will receive $12,500 per month, for one year, effective January 1, 1999 as compensation for those services. The affiliated company received $150,000, $150,000,and $144,000 as compensation for performance of these services during the years ended December 31, 1998, 1997 and 1996, respectively.

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

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1994 through 1998.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net
       1994                 26              8.90             12        7.74         ---       ---
       1995                 38             23.35              8        3.35         ---       ---
       1996                 21             18.97              3        2.08         ---       ---
       1997                 30             17.72              1        1.11         ---       ---
       1998                 34             22.22             23       15.12         ---       ---

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

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 1998, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 1998, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 1998.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop           55              33.31              39       27.69       1,879.27       1,218.32
   Burleson           1                .79             ---         ---          40.00          31.60
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          8               6.62               3         .97         200.00          98.45
   DeWitt             0                ---               2         .16         160.00          12.43
   Eastland (b)       0                .00               4         .09         122.00           1.30
   Fayette (b)        3               2.06             ---         ---         400.00         320.00
   Garza (b)          3                .05             ---         ---          30.00            .47
   Howard (b)         1                .02             ---         ---          40.00            .63
   Kent (b)           8               1.22             ---         ---         320.00          43.90
   Lea (b)(c)         2                ---               1         .07         400.00          22.25
   Lee               89              57.05               3        2.38       1,933.43       1,244.09
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.82             ---         ---         120.00         112.78
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              1               1.00             ---         ---          40.00          40.00
   Ward             ---                ---               2         .16         720.00          29.20
   Weston (d)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         1                .95             ---         ---          80.00          76.00
                 ------            -------           -----       -----       --------       --------
                    180             105.87              56       32.01       7,101.60       3,378.82

(a) A gross well is a well in which the Company owns a working interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are gross acres times the Company's interest.
(b)   The Company owns overriding royalty interest in these counties.
(c)   The Chaves, Eddy and Lea County wells are located in New Mexico.
(d)   Weston County wells are located in Wyoming.


Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 1998, 1997 and 1996.

                                             1998       1997           1996
  Oil:
     Production volume (barrels)            49,357     47,434         41,708
     Average sales price per barrel   $      12.16      19.30          18.50
  Gas:
     Production volume (MCF)               434,374    324,462        260,241
     Average sales price per MCF      $       1.69      2.40           2.00

  Average production costs per
     equivalent barrel                $       5.97      5.88           5.67


   The worldwide crude oil prices of 1998 continue to flucuate in 1999. The Company cannot predict how prices will vary during 1999 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 1998.

           County               Gross                Net
          Bastrop, TX         2,699.04            1,914.46
          Crane, TX             240.00              174.11
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX            96.00                5.91
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            3,960.00            1,518.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,869.12            1,260.92
          Martin, TX             40.00               32.78
          Midland, TX           133.33                2.78
          Pecos, TX             280.00              280.00
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             17,130.80            8,170.25
                             =========            ========

All of the 8,170.25 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 1998.

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

                                           Sales Price
                                     High                Low
      Fiscal 1998

        First Quarter               1.375               0.875
        Second Quarter              1.375               0.750
        Third Quarter               1.375               0.750
        Fourth Quarter              1.125               0.750

      Fiscal 1997

        First Quarter               1.250               0.625
        Second Quarter              1.562               0.687
        Third Quarter               2.000               0.750
        Fourth Quarter              1.375               0.750

   At December 31, 1998, the approximate number of holders of record of the Company's common stock was 553. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            1998        1997        1996         1995        1994
Oil and gas sales    $  1,298,183   1,496,133    1,230,785      729,536     620,742
Total revenue           1,493,456   1,663,995    1,403,772      896,580     714,618
Total expenses         (1,279,115) (1,305,175)  (1,100,188)    (767,799)   (958,404)
Net earnings (loss)       169,341     236,820      258,175       86,695    (253,896)
Net earnings (loss)
   per share                .12         .17          .18          .06        (.18)
Total assets            4,332,767   3,704,635    3,235,502   2,473,759    2,053,923
Short-term debt         1,718,615     944,605    1,074,329     935,009      793,459
Long-term debt            482,606     802,396      560,755     252,247        None
Total liabilities       2,440,987   1,982,196    1,749,883   1,234,352      901,211
Stockholders equity  $  1,891,780   1,722,439    1,485,6119  1,239,407    1,152,712

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

   During the year ended December 31, 1998, cash decreased by $5,462. During
the years ended December 31, 1997  and 1996, cash  increased   by $120,026 and
$601,917, respectively. Cash flow from operating activities in 1998 was approximately $335,716, a decrease of $289,754 from 1997. The 1997 cash flows from operating activities had shown an increase of $12,000 from 1996. The significant use of cash, other than for operating expenses, have been investments in producing oil and gas properties of $805,768, $617,361, and $479,783 in 1998, 1997 and 1996, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1998 and 1996, the Company also increased cash by $10,370, and $56,930, respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 1998, the Company had a cash balance of $1,099,802 which represents approximately 50% of its notes payable.

   Working capital at December 31, 1998 has decreased to .66 to 1 from 1.12 to 1 at December 31, 1997. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1999 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 1999 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1999 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. Oil prices have increased from approximately $10.00 per barrel at December 31, 1998 to approximately $11.50 per barrel at March 9, 1999.The Company had no significant commitments for capital expenditures at December 31, 1998.

   As of December 31, 1998, the Company owed $600,000, $789,868 and $600,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in July 1999, July 2001, and July 1999, respectively (see note 2 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

   From 1995 to 1996 oil and gas sales increased approximately 69%, and from 1996 to 1997 oil and gas sales increased approximately 22%, and from 1997 to 1998 oil and gas sales decreased 13%. In 1996, oil production volume increased by 31% at the same time as the average price per barrel increased by 13% to
18.50. Also, in 1996, the gas production volume increased by 35% while the average price per MCF was $2.00. In 1997, oil production volume increased by 14% at the same time as the average price per barrel increased by 4% to $19.30. Also, in 1997, the gas production volume increased by 25% which was complemented by an increase in the average price per MCF to $2.40.In 1998, oil production volume increased by 4% at the same time as the average price per barrel decreased by 37% to $12.16. Also, in 1998, the gas production volume increased by 34% while the average price decreased 30% to $1.69 per MCF. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

    In 1996 the Company sold several sour oil properties in order to reduce operating costs and realized a loss of $85,598 on those sales.

   Oil and gas production expenses increased in 1998 and 1997 by 22% and 24%, because of higher lease operating costs associated with the 4% and 14% increase, respectively, in oil production volume and the 34% and 25% increase, respectively, in gas production volume.

  Interest expense decreased by 15% in 1998 over 1997 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 1996, the Company reduced the estimated average reservoir lives on its proved developed reserves in conjunction with its reduction in Permian Basin wells and increase in Serbin (Taylor Sand) wells. This had the effect of increasing depletion expense in 1996.

   Total general and administrative expenses increased 6% in 1997 and 22% in 1996, respectively, due primarily to increases in management fees paid to a company owned by the President of the Company. Total general and administrative expenses in 1998 were comparable to 1997 as the Company made every effort to control the level of these type expenses.

   In 1998, 1997 and 1996, the Company provided provisions of approximately $60,165, $170,678 and $102,101, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the "Company) as of December 31, 1998 and the related statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Texas Vanguard Oil Company as of December 31, 1997 and 1996, were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   Sprouse & Winn, L.L.P.


February 22, 1999


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 1998 and 1997

                                     ASSETS
                                                            1998          1997
Current assets:
    Cash (including certificates of deposit of
       $200,000 in 1998 and 1997, pledged)            $  1,099,802    1,105,264
    Trade accounts receivable                               87,860       80,404
                                                         ----------   ---------
            Total current assets                         1,187,662    1,185,668
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 3,327,677    2,593,991
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged           97,891       97,891
                                                         ---------    ---------
                                                         3,592,198    2,858,512
      Less accumulated depreciation, depletion and
    amortization                                          (449,293)    (344,653)
                                                         ---------    ---------
                                                         3,142,905    2,513,859
                                                         ---------    ---------
Other assets                                                 2,200        5,108
                                                         ---------    ---------
    TOTAL ASSETS                                      $  4,332,767    3,704,635
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $       72,766      113,194
    Notes payable and current installments of
       long-term debt                                    1,718,615      923,606
    Notes payable to related parties                           ---       21,000
                                                         ---------    ---------
Total current liabilities                                1,791,381    1,057,800
                                                         ---------    ---------
Deferred tax liability                                     167,000      122,000
Long-term debt, excluding current installments             482,606      802,396
                                                         ---------    ---------
Total Liability                                          2,440,987    1,982,196

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 issued and
    outstanding in 1998 and 1997,
    respectively                                            70,854       70,854
    Additional paid-in capital                           1,890,005    1,890,005
    Accumulated deficit                                    (69,079)    (238,420)
                                                         ---------    ---------
Total stockholders' equity                               1,891,780    1,722,439
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  4,332,767    3,704,635
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 1998, 1997 and 1996
                                                        1998        1997        1996
Revenues:
    Oil and gas sales                            $  1,298,183   1,496,133   1,230,785
    Well operation fees                               147,304     146,613     145,661
    Other, net                                         37,369      10,335      16,264
     Interest income                                   10,600      10,914      11,062
                                                    ---------   ---------   ---------
       Total revenues                               1,493,456   1,663,995   1,403,772
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                     726,429     596,678     482,833
  Depreciation, depletion and amortization            117,648     136,370      79,467
  Interest expense                                    123,848     145,391     114,000
  General and administrative                          251,025     251,058     236,189
  Impairment in value of oil and gas property          60,165     170,678     102,101
  Loss on sale of oil and gas property                    ---       5,000      85,598
                                                    ---------   ---------   ---------
       Total expenses                               1,279,115   1,305,175   1,100,188
                                                    ---------   ---------   ---------
  Earnings before income taxes                        214,341     358,820     303,584

Income Taxes:
  Deferred federal income tax expense                  45,000     122,000      45,409
                                                     --------   ---------   ---------
Net earnings                                     $    169,341     236,820     258,175
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                              1,417,087   1,417,087   1,419,754
                                                    =========   =========   =========

Basic and diluted earnings per share             $       .12          .17         .18
                                                    =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 1998, 1997 and 1996

                                                             Additional
                                          Common Stock        Paid-in   Accumulated
                                        Shares     Amount     Capital     Deficit


Balances at December 31, 1995         1,427,087     71,354   1,901,468   (733,415)

   Shares repurchased and cancelable   (10,000)      (500)    (11,463)       ---

   Net earnings                             ---        ---         ---    258,175
                                      ---------   --------   ---------   ---------
Balances at December 31, 1996         1,417,087     70,854   1,890,005   (475,240)

   Net earnings                             ---        ---         ---    236,820
                                      ---------   --------   ---------   ---------
Balances at December 31, 1997         1,417,087     70,854   1,890,005   (238,420)

   Net earnings                             ---        ---         ---    169,341
                                      _________   ________   _________   ________
Balances at December 31, 1998         1,417,087     70,854   1,890,005    (69,079)
                                      =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 1998, 1997 and 1996
                                                                1998         1997         1996
Cash flows from operating activities:
  Net earnings                                           $    169,341      236,820      258,175
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
      Depreciation, depletion and amortization                117,648      136,370       79,467
      (Gain) loss on sale of oil and gas properties            (8,553)       5,000       70,635
      Deferred federal income tax expense                      45,000      122,000       45,409
      Impairment in value of oil and gas property              60,165      170,678      102,101
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                           (7,456)     (43,794)     (10,258)
        Increase (decrease) in trade accounts payable         (40,429)      (1,604)      67,703
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                 335,716      625,470      613,232
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                 10,370          ---       56,930
  Additions to oil and gas properties                        (805,768)    (613,361)    (479,783)
  Additions to furniture and equipment                            ---          ---      (24,327)
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (795,398)    (617,361)    (447,180)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                               1,400,000      343,578    1,473,450
  Repayments of notes payable                                (945,780)    (231,661)  (1,025,622)
  Repurchase and cancellation of common stock                     ---          ---      (11,963)
                                                             ---------    ---------    ---------
    Net cash provided by financing activities                 454,220      111,917      435,865
                                                             ---------    ---------    ---------
    Net increase (decrease) in cash                            (5,462)     120,026      601,917

    Cash and cash equivalents at
      beginning of year                                     1,105,264      985,238      383,321
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $  1,099,802    1,105,264      985,238
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $    123,848      145,391      114,000
                                                            ==========   ==========   ==========

Supplemental disclosure of non cash investing and financing activity:
  See note 5.

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 1998, 1997 and 1996


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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted Statement 121 as of January 1, 1996. There was no material impact on the financial statements at adoption. There has been on impairment loss recognized in the current year financial statements.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from four customers in 1998, five customers in 1997 and three customers in 1996 as follows: 1998 - 21%, 22%, 18%, 14%, 1997 - 12%, 15% 17%, 19%, 20%
and 1996 - 12%, 21% and 24%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

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

Recent Accounting Announcements   -   In June  1997,  FASB  issued  SFAS 130,
"Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 effective December 31, 1998, and there was no material impact on the financial statements at adoption.

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

(2) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              1998          1997
Line of credit with a bank under which it may borrow
  up to $200,000. Interest payable quarterly at 7.30%,
  secured by $200,000 of certificates of deposit. The
  line of credit matures on April 28, 1999.             $    200,000           ---

A note with a bank secured by oil and gas properties.
  The original value of the note was $600,000.
  Interest acrues at .5% above the prime  rate
  (7.75% at December 31, 1998), with monthly
  payments of $12,500 plus accrued interest. The
  note matures on July 29, 1999.                             600,000           ---

A note with a bank secured by oil and gas properties.
  The original amount of the note was   $1,232,700 in
  1997. Interest accrues at .5% above the prime rate
  (7.75% at December 31, 1998), with monthly payments
  of principal of $26,000 plus interest.  The note
  matures on July 29, 2001.                                  789,868     1,102,700


Line of credit with a bank under which it may borrow up
  to $600,000.  Interest payable monthly at prime rate
  plus .5% (7.75% at December 31, 1998), secured by oil
  and gas properties.                                        600,000       600,000

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2000, secured by equipment.        11,353        23,302
                                                           ---------     ---------
Total bank debt                                            2,201,221     1,726,002
Less current installments                                 (1,718,615)     (923,606)
                                                           ---------     ---------
Long-term bank debt, excluding current installments     $    482,606       802,396
                                                           =========       =======

All notes and long-term debt are personally guaranteed by Robert N. Watson, Jr. President.


Future maturities of long-term debt are as follows:

            1999           $1,718,615
            2000              316,738
            2001              165,868
                            ---------
                  Total    $2,201,221
                            =========

                             Texas Vanguard Oil Company

                            Notes to Financial Statements



(3) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $150,000, $150,000, and $144,000 as compensation for performance of those services during the years ended December 31, 1998, 1997 and 1996, respectively. Effective January 1, 1999 the agreement was continued with terms of $12,500 per month through December 31, 1999.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease. Rent expense incurred under this lease was $15,000 for the year ended December 31, 1998. Future minimum lease payments are as follows:

                      1999    $     7,500
                                   ======

As of December 31, 1997, the Company had a note payable to an individual director of the Company in the amount of $21,000. The note is due on demand and bears interest at 10% and is unsecured. The note was paid during 1998.


(4) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:
                                                                1998        1997
   Computed tax expense at statutory rate                 $     72,876    122,000
   Deferred tax (benefit)                                      (27,876)      ---
                                                              _________   ________
                                                          $     45,000    122,000
                                                              =========   ========

                             Texas Vanguard Oil Company

                           Notes to Financial Statements

(4) Federal Income Taxes cont.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 is presented below:

                                                                        1998        1997
   Deferred tax asset:
     Net operating loss carryforward                            $     122,252     121,922
                                                                     ---------   ---------
     Net deferred tax asset                                           122,252     121,922
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (289,252)   (243,922)
                                                                     ---------   ---------
   Total deferred tax liability                                 $    (167,000)   (122,000)
                                                                     =========   =========



The Company has accumulated losses for Federal income tax purposes of approximately $360,000 and $359,000 as of December 31, 1998 and 1997, respec-tively, which may be carried forward and used to reduce taxable income in future years. The carryforward expires in 2009.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 1998.

(6) Subsequent Events

During 1998, the Securities and Exchange Commission (SEC) entered an order in an administrative proceeding against the Company, Robert N. Watson Jr., and Linda R. Watson (the Respondents). The proceeding was directed to alleged stock purchases made by the Company, Robert N. Watson, Jr. and Linda R. Watson from December 1994 to May 1996 with the alleged intent to increase the Company's stock price in order to maintain its listing on the Boston Stock Exchange. The respondents, without admitting or denying any of the allegations, have consented to the order issued by the SEC to cease and desist from committing or causing any violation, or any future violation, of Sections 9(a)(2), 10(b), 13(d) and 16(a) of the Exchange Act and Rules 10b-5, 13d-2, 16a-2, and 16a-3 promulgated thereunder.

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 1998, 1997 and 1996
                             (Unaudited)

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

                                      1998                       1997                       1996
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
Beginning of year              589,677    4,017,066        590,924    3,913,319     1,639,187    9,639,887
Revisions of
   previous estimates         (134,306)   1,065,501        (72,921)      41,566    (1,043,355)  (5 950,845)
Extensions
   and Discoveries               9,111        8,536         19,377          ---           ---          ---
Purchase of
   minerals in place           117,741    1,692,921         99,731      386,643        82,345      484,519
Sale of minerals                   ---       14,007            ---          ---       (45,547)         ---
Production                     (49,357)    (434,374)       (47,434)    (324,462)      (41,708)    (260,242)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                    532,866    6,355,643        589,677    4,017,066       590,924    3,913,319
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year              589,677    4,017,066        590,924    3,913,319     1,639,189    9,639,887
End of year                    532,866    6,355,643        589,677    4,017,066       590,924    3,913,319

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved oil and gas reserves in which the enterprise has mineral interests. The Company cannot predict price fluctuations which may occur in the future. Oil prices have increased from approximately $10.00 at December 31, 1998 per barrel to approximately $11.50 per barrel at March 9, 1999. Future income tax expenses were provided after estimated utilization of Federal income tax loss carry-forwards.

                                                          December 31,
                                                     1998           1997           1996
Future cash inflows                         $    17,864,686     21,580,020     26,513,000
Future production and development costs          (8,694,333)   (10,480,296)    (9,874,307)
Future income tax expenses                       (1,685,710)    (2,510,533)    (4,402,446)
                                                ------------   ------------   ------------
     Future net cash flows                        7,484,643      8,589,191     12,236,247

10% annual discount for estimated
 timing of cash flows                            (3,098,297)    (3,400,245)    (5,041,705)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $     4,386,346      5,188,946      7,194,542
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          1998         1997         1996
Changes:
    Sale of oil and gas produced, net of
      production costs                            $   (1,137,988)  (1,331,340)  (1,080,046)
    Net changes in prices and production costs          (342,888)    (669,657    1,075,630
    Purchase of minerals in place                        348,974      213,728      322,455
    Extensions and discoveries                             8,254       24,512          ---
        Sales                                             (2,115)         ---     (106,480)
    Revisions of previous quantity estimates             137,819     (253,051)  (4,649,360)
    Accretion of discount                                518,895      719,454      653,935
    Other                                               (333,551)    (709,242)   4,439,050
                                                      ----------   ----------    ----------
        Net changes                                     (802,600)  (2,005,596)     655,184

Beginning balance - standardized measure
    of discounted future net cash flows                5,188,946    7,194,542    6,539,358
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $    4,386,346    5,188,946    7,194,542
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      1998         1997         1996
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630      166,630

Proven oil and gas properties                     3,327,677    2,593,991    2,175,128

Accumulated depletion and amortization             (375,162)    (276,407)    (184,537)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   3,119,145    2,484,214    2,157,221
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               1998      1997       1996
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          678,041   409,396    348,471
Exploration costs                               ---       ---        ---
Development costs                           127,727   207,966    131,312

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 1998 and 1997 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1998, and notes to financial statements are included in Item 8.

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

10.4   Note payable to First State Bank  dated April 28, 1998.

10.5   Note payable to Midland American Bank dated July 29, 1997.

10.6   Note payable to Midland American Bank dated July 29, 1998.

10.7   Note payable to Midland American Bank dated December 23, 1998.


(b). Reports of Form 8-K

       1. Change in Registrant's Certifying Accountant filed by Form 8-k dated November 13, 1998.

       2. Certifying Accountant's letter filed as exhibit by Form 8-K dated November 19, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Robert N. Watson, Jr.
Robert N. Watson, Jr., President,
Director, Chairman of the Board,
Principal Executive Officer and
Principal Financial and Accounting
Officer
March 24, 1999

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 24, 1999
March 24, 1999


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Robert N. Watson, Jr.                 CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

Linda R. Watson
Secretary/Treasurer                   INDEPENDENT ACCOUNTANTS
and Director                          Sprouse & Winn, L.L.P.
                                      Austin, Texas
Robert L. Patterson
Director                              TRANSFER AGENT
                                      American Securities Transfer & Trust,Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80201

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      1998 ANNUAL SHAREHOLDERS MEETING
                                      June 3, 1999, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $200,000.00
Funding Date:          July 28, 1998
Maturity Date:         July 28, 1999

PROMISE TO PAY:

For value received, I promise to pay to you, or your order, at your address listed above the principal sum of TWO-HUNDRED THOUSAND AND NO/100 DOLLARS, $200,000.00.

_X_ Multiple Advance: The principal sum shown above is the maximum amount of principal I can borrow under this note. On April 28, 1998, I will receive the amount of $00.00 and future principal advances are contemplated.

_X_ Open End Credit: You and I agree that I may borrow up to the maximum principal sum more than one time. This feature is subject to all other conditions and expires on April 28, 1999 *see below.

Interest: I agree to pay interest on the outstanding principal balance from April 28, 1998 at the rate of 7.3000% per year until the first rate change date.

_X_ Variable Rate:  This rate may then change as state below.

_X_ Index Rate:  The future rate will be 2.00% above the following index rate:
First State Bank, N.A. one year certificate of deposit.

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

_X_ Secured property includes, but is not limited by the following:
First State Bank, N.A. certificate of deposit #8188 and any renewals or replacements thereof.

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
Funding Date:          July 29, 1998
Maturity Date:         July 29, 1999
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

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  JULY 29, 1998

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT


                               EXHIBIT 10.7

TERM PROMISSORY NOTE:

Midland American Bank ("Lender")
401 West Texas
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $600,000.00
Funding Date:          December 23, 1998
Maturity Date:         July 29, 1999
Customer Number:       76384

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of SIX-HUNDRED THOUSAND DOLLARS ($600,000.00) plus interest on the unpaid principal balance at the rate and in the manner described below. All amounts received by Lender shall be applied first to expenses, then to accrued unpaid interest, and then to outstanding principal, or in any other manner as determined by Lender, in Lender's discretion, as permitted by law.

This note is described in and is subject to the terms and provisions of that certain Loan Agreement dated July 29, 1997 as amended by those certain First and Second Amendments to Loan Agreement dated July 29, 1998 and December 23, 1998 (hereinafter collectively referred to as the "Loan Agreement") by, between and among Midland American Bank, Maker and Robert N. Watson, Jr., as "Guarantor." The Loan Agreement, among other things, contains provisions regarding the "Borrowing Base", as defined in the Loan Agreement and for acceleration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified.

INTEREST RATE: This Note has a variable interest rate feature. Interest on the date may change from time to time if the Index Rate identified below changes. Interest shall be computed on the basis of 360 days per year (and in any event, 365 or 366 days per year during periods when the Maximum Lawful Rate, which is defined on the reverse, is in effect) and the actual number of days elapsed. Interest on this Note shall be calculated at the variable rate of ONE-HALF OF ONE percent (0.5000%) per annum over the Index Rate provided that such rate shall not exceed the Maximum Lawful Rate. Any change in the interest rate resulting from a change in the Index Rate will be effective on: SAME DAY AS MIDLAND AMERICAN BANK PRIME RATE CHANGES

INDEX RATE: The Index Rate for this Note shall be: MIDLAND AMERICAN BANK PRIME

If the Index becomes unavailable during the term of the loan, Lender may substitute another index which is similar.

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

PAYMENT SCHEDULE: Borrower shall pay the principal and interest according to the following schedule: 6 PAYMENTS OF PRINCIPAL IN THE AMOUNT OF $12,500.00 PLUS ACCRUED INTEREST BEGINNING JANUARY 29, 1999 AND CONTINUING AT MONTHLY TIME INTERVALS THEREAFTER. A FINAL PAYMENT OF THE ENTIRE UNPAID PRINCIPAL BALANCE PLUS ACCRUED INTEREST IS DUE AND PAYABLE ON JULY 29, 1999.

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

THIS NOTE AND RELATED DOCUMENTS HAVE BEEN SIGNED IN THE COUNTY OF LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: MIDLAND.

NOTE DATE:  DECEMBER 23, 1998

BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT