Form 10-Q
period 1999-03-31
TEXAS VANGUARD OIL CO
filed 1999-05-13
CIK 315261

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

    For the Quarter Ended March 31, 1999      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 1999
Common Stock, $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number
   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 1999 and December 31, 1998              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 1999 and 1998        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 1999 and 1998        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         1999         1998
Current assets:
    Cash and temporary investments                 $   412,043    1,099,802
    Trade accounts receivable                           94,133       87,860
                                                     ---------   ----------
        Total current assets                           506,176    1,187,662
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           3,843,300    3,494,307
    Office furniture and vehicles                       97,891       97,891
                                                     ---------    ---------
                                                     3,941,191    3,592,198

    Less accumulated depreciation, depletion and
      amortization                                    (487,962)    (449,293)
                                                     ----------   ----------
        Total property and equipment                 3,453,229    3,142,905
                                                     ---------    ----------
     Other assets                                        1,900        2,200
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 3,961,305    4,332,767
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    31,106       72,766
     Notes payable and current installments of
        long-term debt                               1,464,259    1,718,615
                                                     ---------    ----------
          Total current liabilities                  1,495,365    1,791,381
                                                     ---------    ----------
Deferred tax liability                                 169,479      167,000
Long-term debt, excluding current installments         399,868      482,606
                                                     ---------    ----------
Total liabilities                                    2,064,712    2,440,987
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,854       70,854
     Additional paid-in capital                      1,890,005    1,890,005
     Retained deficit                                  (64,266)     (69,079)
                                                     ---------    ----------
          Total stockholders' equity                 1,896,593    1,891,780
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,961,305    4,332,767
                                                     =========    ==========

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         1999        1998
 Revenue:
    Operating revenue                            $    346,440      402,427
    Other income                                        2,614        2,614
                                                    ---------    ---------
       Total revenue                                  349,054      405,041
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    190,804      163,109
   Exploration cost                                       315          392
   Depreciation, depletion and amortization            38,970       32,177
   General and administrative                          67,513       63,592
   Abandonment of leaseholds                              ---          ---
   Interest                                            44,160       34,813
                                                    ---------    ---------
       Total costs and expenses                       341,762      294,083
                                                    ---------    ---------
         Earnings before
           federal income taxes                         7,292      110,958

 Federal income taxes:
   Deferred federal income tax expense                  2,479       37,726
                                                    ---------    ---------
              Net earnings                       $      4,813       73,232
                                                    ---------    ---------
Weighted average number of shares outstanding       1,417,087    1,417,087
                                                    ---------    ---------

   Basic and diluted earnings per share          $       .003          .05
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             1999       1998

     Net cash flows from operating activities         $    (1,671)      76,544

     Net cash flows from investing activities            (348,994)     (93,855)

     Net cash flows from financing activities            (337,094)    (602,212)

                                                         ---------    ---------
     Net change in cash and temporary investments        (687,759)    (619,523)

     Cash and temporary investments at
          beginning of period                           1,099,802    1,105,264
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $   412,043      485,741
                                                        ----------    ---------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 1999

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

The federal income tax expense of $2,479 for the three month period ended March 31, 1999, is a deferred tax liability and does not result in cash outflows.

In addition, the Company has approximately $360,000 of unused net operating loss carryforwards for federal income tax purposes at December 31, 1998.

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

RESULTS OF OPERATIONS

Operating revenues decreased by $55,987 (14%) for the three-month period ended March 31, 1999 from the comparable prior-year period primarily as a result of lower oil prices in 1999 as compared to 1998. The $27,695 (17%) increase in production cost for the three-month period ended March 31, 1999 as compared to 1998 is primarily attributable to the installation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month period ended March 31, 1999 increased $3,921 (6%) as compared to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense increased approximately $9,347 (27%) for the three-month period ended March 31, 1999 from the comparable prior-year period due to higher average outstanding balances. Depreciation, depletion, and amortization increased by $6,793 (21%) for the three-month period ended March 31, 1999, from the comparable prior-year period. Depreciation, depletion, and amortization varies from year to year because of changes in reserve estimates, changes in quantities, of oil and gas produced, as well as the acquisition, discovery, or sale of producing properties.


LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 1999, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 1998 has decreased to .34 to 1 from .66 to 1 at December 31, 1998 primarily due to the Company's continued policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations decreased to $(1,671) for the three months ended March 31, 1999 primarily due to extremely low oil prices. Notes payable decreased by $254,356 and long-term debt decreased by $82,738 for the first quarter of 1999.

The worldwide crude oil prices continue to fluctuate in 1999. The Company cannot predict how prices will vary during the remainder of 1999 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 11, 1999