Form 10-Q
period 1999-06-30
TEXAS VANGUARD OIL CO
filed 1999-08-09
CIK 315261

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

For the Quarter Ended June 30, 1999              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 1999
Common Stock, $.05 par value                         1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 1999 and December 31, 1998                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 1999 and 1998          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 1999 and 1998                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          1999         1998
     Current assets:
          Cash and temporary investments             $   438,034    1,009,802
          Trade accounts receivable                       88,538       87,860
                                                       ---------    ---------
              Total current assets                       526,572    1,187,662
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   4,012,888    3,494,307
      Office furniture and vehicles                      148,986       97,891
                                                       ---------    ---------
                                                       4,161,874    3,592,198

     Less accumulated depreciation, depletion and
            amortization                                (544,206)    (449,293)
                                                       ---------    ---------
              Total property and equipment             3,617,668    3,142,905
                                                       ---------    ---------
     Other assets                                          1,600        2,200
                                                       ---------    ---------
              TOTAL ASSETS                           $ 4,145,840    4,332,767
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     31,244      72,766
      Notes payable and current installments
        of long-term debt                               1,576,131   1,718,615
                                                        ---------   ---------
           Total current liabilities                    1,607,375   1,791,381
                                                        ---------    --------
   Deferred tax liability                                 220,657     167,000
   Long-term debt, excluding current installments         321,868     482,606

                                                        ---------   ---------
           Total Liabilities                            2,149,900   2,440,987

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained earnings (deficit)                          35,081     (69,079)
                                                        ---------   ---------
            Total stockholders' equity                  1,995,940   1,891,780
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,145,840   4,332,767
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                       Three months ended       Six months ended
                                             June 30,               June 30,
                                         1999       1998        1999        1998
     Revenue:
      Operating revenue            $   506,491     378,185     852,931     780,612
      Other income                       2,521       1,975       5,135       4,589
                                     ---------   ---------   ---------   ---------
        Total revenue                  509,012     380,160     858,066     785,201
                                     ---------   ---------   ---------   ---------
     Costs and expenses:
      Production cost                  189,584     168,654     380,388     331,763
      Exploration cost                     339         168         654         560
      Depreciation, depletion
          and amortization              58,494      30,514      97,464      62,691
      General and
          administrative                65,537      72,215     133,051     135,807
      Interest                          44,533      28,452      88,692      63,265
                                     ---------   ---------   ---------   ---------
        Total costs and expenses       358,487     300,003     700,249     594,086
                                     ---------   ---------   ---------   ---------
         Earnings before
           federal income taxes        150,525      80,157     157,817     191,115
                                     ---------   ---------   ---------   ---------
    Income taxes:
     Deferred federal income tax        51,178      27,253      53,657      64,979
                                     ---------    --------   ---------   ---------
         Net earnings              $    99,347      52,904     104,160     126,136
                                     =========   =========   =========   =========
     Weighted average number of
         shares outstanding          1,417,087   1,417,087   1,417,087   1,417,087
                                     =========   =========   =========   =========
     Basic and diluted earnings
         per share                      .07         .04         .07         .09
                                     =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       1999        1998

Net cash flows from operating activities          $  211,130     193,286

Net cash flows from investing activities            (569,676)   (163,222)

Net cash flows from financing activities            (303,222)   (674,320)
                                                    ---------   ---------
Net change in cash and temporary investments        (661,768)   (644,256)

Cash and temporary investments at
    beginning of period                            1,099,802   1,105,264
                                                   ----------   ---------
Cash and temporary investments at
    end of period                                 $  438,034     461,008
                                                    ---------   ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 1999

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

The federal income tax expense of $53,657 for the six month period ended, June 30, 1999 is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating revenues increased by $128,306 (34%) and $72,319 (9%) for the three-month and six-month period ended June 30, 1999 from the comparable prior year periods primarily as a result of higher oil in 1999 as compared to 1998 as well an increase in the number of properties owned and operated by the Company. The $20,930 (12%) and $48,625 (15%) increase in production cost for the three-month and six-month periods ended June 30, 1999 as compared to 1998 is primarily attributable to an increase in the number of properties owned and operated by the Company as well as to new equipment installed by the Company to enhance gas production capabilities.

General and administrative expenses for the six-month period ended June 30, 1999 were comparable to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense increased approximately $16,081 (57%) and $25,427 (40%) for the three-month and six-month periods ended June 30, 1999 from the comparable 1998 periods primarily due to higher average outstanding balances. Depreciation, depletion and amortization increased by $34,773 (55%) for the six-month period ended June 30, 1999 for the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 1999, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 1999 has decreased to .33 to 1 from .66 to 1 at December 31, 1998 primarily due to the Company's continued policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $211,130 for the six months ended June 30, 1999. Notes payable decreased by $142,484 and long-term debt decreased by $160,738 for the six-month period ended June 30, 1999, by using cash on hand and cash generated from operations.

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

Date: August 6, 1999