Form 10-Q
period 1999-09-30
TEXAS VANGUARD OIL CO
filed 1999-11-12
CIK 315261

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


    Class of Common Stock                 Outstanding at September 30, 1999
    ---------------------                 ---------------------------------
      $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 1999 and December 31, 1998               3

         Condensed Statements of Earnings,
            Three and nine months ended
            September 30, 1999 and 1998                        4

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 1999 and 1998      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               1999            1998
Current assets:
   Cash and temporary investments         $   525,702       1,099,802
   Trade accounts receivable                  114,671          87,860
                                            ---------       ---------
       Total current assets                   640,373       1,187,662
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           4,141,269       3,494,307
   Office furniture and vehicles              182,434          97,891
                                            ---------       ---------
                                            4,323,703       3,592,198
   Less accumulated depreciation,
     depletion and amortization              (597,924)       (449,293)
                                           -----------      ----------
       Total property and equipment         3,725,779       3,142,905
                                           -----------      ----------
   Other assets                                 1,300           2,200
                                           -----------      ----------
        TOTAL ASSETS                      $ 4,367,452       4,332,767
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    34,374          72,766
   Notes payable and current installments
     of long-term debt                        810,665       1,718,615
                                            -----------     ----------
       Total current liabilities              845,039       1,791,381
                                            -----------     ----------
Deferred tax liabilities                      252,664         167,000
Long-term debt, excluding
   current installments                     1,211,678         482,606
                                            -----------     ----------
Total liabilities                           2,309,381       2,440,987
Stockholders' equity:
   Common stock                                70,854          70,854
   Additional paid-in capital               1,890,005       1,890,005
   Retained earnings (deficit)                 97,212         (69,079)
                                          -----------      ----------
       Total stockholders' equity           2,058,071       1,891,780
                                          -----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 4,367,452       4,332,767
                                          -----------       ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             1999       1998           1999       1998

Revenue:
  Operating revenue       $ 653,909    372,659     1,506,840  1,153,272
  Other income                2,445      3,369         7,580      7,957
                          ---------    -------     ---------  ---------
     Total revenue          656,354    376,028     1,514,420  1,161,229
                          ---------    -------     ---------  ---------
Costs and expenses:
  Production cost           363,618    178,955       744,006    510,718
  Exploration cost              691        729         1,345        729
  Depreciation, depletion
    and amortization         72,206     29,368       169,670     92,059
  Interest                   45,792     27,493       134,484     90,758
  General and
    administrative           61,349     57,009       194,400    193,377
  Abandonment/Impairment
    of leaseholds            18,560        ---        18,560        ---
                          ---------   ---------    ---------   ---------
Total costs and expenses    562,216    293,554     1,262,465    887,641
                          ---------   ---------    ---------   ---------
  Income before
   federal income taxes      94,138     82,474       251,955    273,588
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Deferred federal income
     tax expense             32,007     28,041        85,664     93,020
                          ---------   ---------    ---------   ---------
       Net earnings       $  62,131     54,433       166,291    180,568
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,417,087   1,417,087    1,417,087   1,417,087
                          =========   =========    =========   =========
Basic and diluted
  earnings per share         .04         .04          .12         .13
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  1999         1998
Net cash flows from operating activities     $  336,284      275,021

Net cash flows from investing activities       (731,506)    (421,864)

Net cash flows from financing activities       (178,878)    (530,654)
                                             -----------    ---------
Net change in cash
  and temporary investments                    (574,100)    (677,497)

Cash and temporary investments at
  beginning of period                         1,099,802    1,105,264
                                              ----------   ---------
Cash and temporary investments at
  end of period                               $ 525,702      427,767
                                              =========     ========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 1999

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

   The federal income tax of $85,664 for the nine-month period ended September 30, 1999, is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating revenues increased by $281,250 (75%) and $353,568 (31%) for the three-month and nine-month periods ended September 30, 1999 from the comparable prior-year periods primarily as a result of higher oil prices in 1999 as compared to 1998 as well as an increase in the number of properties owned and operated by the Company. The $184,663 (103%) and $233,288 (46%) increase in production cost for the three-month and nine-month periods ended September 30, 1999 as compared to 1998 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing wells in addition to the installation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the nine-month period ended September 30, 1999 were comparable to the prior year period as the Company made every effort to control the level of these type expenses. Interest expense increased approximately $18,299 (67%) and $43,726 (48%) for the three-month and nine-month periods ended September 30, 1999 from the comparable 1998 periods primarily due to higher average outstanding balances and higher average interest rates. Depreciation, depletion and amortization increased by $77,611 (84%) for the nine-month period ended September 30, 1999 from the prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 1999, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 1999, has increased to .76 to 1 from .66 to 1 at December 30, 1998. Cash flow from operations remains positive at $336,284 for the nine months ended September 30, 1999. Notes payable have decreased by $907,950 while long-term debt increased by $729,072 for the nine-month period ended September 30, 1999. In July 1999, the Company entered into a new note payable maturing in August 2003, which has allowed for the reclass-ification of the bank note payable in the long term category.

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

Date: November 10, 1999