Form 10-K
period 1999-12-31
TEXAS VANGUARD OIL CO
filed 2000-03-24
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2000, there were 1,417,087 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $385,743.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 1999 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2000, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Aquila Southwest (18% in 1999, 21% in 1998 and 12% in 1997), GPM (33% in 1999, 18% in 1998 and 19% in 1997), Genesis Oil (15% in 1997), Scurlock
Permian (18% in 1999, 14% in 1998, and 20%in 1997,) and EOTT Energy (22% in 1999, 22% in 1998 and 17% in 1997). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment.
The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 1999, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 57), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   Linda R. Watson (age 56), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 60), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 1999, the Company had one full-time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson is a director of a company as previously described which has oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

   Robert Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

  The Company and a management company owned by the President of the Company extended an agreement whereby the latter provides the Company general corporate management services. This agreement is the same as could be obtained from an independent third party. The affiliated company will receive $14,500 per month, for one year, effective January 1, 2000 as compensation for those services. The affiliated company received $150,000, $150,000,and $150,000 as compensation for performance of these services during the years ended December 31, 1999, 1998 and 1997, respectively.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a one year lease with a company owned by the President of the Company for
these  facilities  which will  expire  on  June 30, 2000.   The rent for these
facilities is $1,600 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1995 through 1999.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net

       1995                 38             23.35              8        3.35         ---       ---
       1996                 21             18.97              3        2.08         ---       ---
       1997                 30             17.72              1        1.11         ---       ---
       1998                 34             22.22             23       15.12         ---       ---
       1999                 38             32.61              5        3.91         ---       ---

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

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 1999, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 1999, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 1999.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop           82              55.17              41       31.05       2,453.85       1,717.87
   Burleson           1                .79             ---         ---          40.00          31.60
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          8               6.86               3         .97         200.00          98.45
   DeWitt           ---                ---               2         .16         160.00          12.43
   Eastland (b)     ---                ---               4         .09         122.00           1.30
   Fayette (b)        3               2.06             ---         ---         400.00         320.00
   Garza (b)          3                .05             ---         ---          30.00            .47
   Howard (b)         1                .02             ---         ---          40.00            .63
   Kent (b)           8               1.29             ---         ---         320.00          51.40
   Lea (b)(c)         2                ---               1         .07         400.00          22.25
   Lee               97              65.35               4        2.91       2,113.41       1,421.57
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.82             ---         ---         120.00         112.78
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              1                .70             ---         ---          40.00          28.00
   Ward             ---                ---               2         .16         720.00          29.20
   Weston (d)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         1                .95             ---         ---          80.00          76.00
                 ------            -------           -----       -----       --------       --------
                    215             136.04              59       35.92       7,856.17       4,046.37

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

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 1999, 1998 and 1997.

                                             1999       1998           1997
  Oil:
     Production volume (barrels)            60,669     49,357         47,434
     Average sales price per barrel   $      17.14      12.16          19.30
  Gas:
     Production volume (MCF)               635,686    434,374        324,462
     Average sales price per MCF      $       1.87      1.69           2.40

  Average production costs per
     equivalent barrel                $       7.16      5.97           5.88


   The worldwide crude oil prices of 1999 continue to fluctuate in 2000. The Company cannot predict how prices will vary during 2000 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 1999.

           County               Gross                Net
          Bastrop, TX         2,296.69            1,647.47
          Crane, TX             240.00              205.76
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX            96.00                5.91
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            3,960.00            1,518.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,827.28            1,210.17
          Martin, TX             40.00               32.78
          Midland, TX           133.33                2.78
          Pecos, TX             280.00              196.00
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             16,686.61            7,800.16
                             =========            ========

All of the 7,800.16 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 1999.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 1999

        First Quarter               1.125               0.750
        Second Quarter              1.375               0.750
        Third Quarter               1.375               1.062
        Fourth Quarter              1.375               1.062

      Fiscal 1998

        First Quarter               1.375               0.875
        Second Quarter              1.375               0.750
        Third Quarter               1.375               0.750
        Fourth Quarter              1.125               0.750

   At December 31, 1999, the approximate number of holders of record of the Company's common stock was 545. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            1999        1998        1997         1996        1995
Oil and gas sales    $  2,122,057   1,298,183    1,496,133    1,230,785     729,536
Total revenue           2,405,050   1,493,456    1,663,995    1,403,772     896,580
Total expenses         (2,151,522) (1,279,115)  (1,305,175)  (1,100,188)   (767,799)
Net earnings (loss)       167,329     169,341      236,820      258,175      86,695
Net earnings (loss)
   per share                .12         .12          .17          .18         .06
Total assets            5,484,246   4,332,767    3,704,635   3,235,502    2,473,759
Short-term debt         1,648,316   1,718,615      944,605   1,074,329      935,009
Long-term debt          1,210,588     482,606      802,396     560,755      252,247
Total liabilities       3,425,137   2,440,987    1,982,196   1,749,883    1,234,352
Stockholders equity  $  2,059,109   1,891,780    1,722,439   1,485,619    1,239,407

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

 During the years ended December 31, 1999 and 1997, cash increased by $705,883 and $120,026, respectively. During the year ended December 31, 1998, cash decreased by $5,462. The cash flow from operating activities in 1999 was approximately $948,452, an increase of $612,736 from 1998. Cash flow from operating activities in 1998 was approximately $335,716, a decrease of $289,754 from 1997. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $798,522, $805,768, and $617,361 in 1999, 1998 and 1997, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1999 and 1998 the Company also increased cash by $1,000 and $10,370 respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 1999, the Company had a cash balance of $1,805,685 which represents approximately 63% of its notes payable as compared to the December 31, 1998, cash balance of $1,099,802 which represented approximately 50% of its notes payable.

   Working capital at December 31, 1999 increased to 1.00 to 1 from .66 to 1 at December 31, 1998. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2000 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2000 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2000 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.The Company had no significant commitments for capital expenditures at December 31, 1999.

   As of December 31, 1999, the Company owed $1,534,768 and $1,000,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in August 2003 and August 2000, respectively (see note 2 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

   From 1996 to 1997 oil and gas sales increased approximately 22%, and from 1997 to 1998 oil and gas sales decreased approximately 13%, and from 1998 to 1999 oil and gas sales increased 63%. In 1997, oil production volume increased by 14% at the same time as the average price per barrel increased by 4% to $19.30. Also, in 1997, the gas production volume increased by 25% which was complemented by an increase in the average price per MCF to $2.40.In 1998, oil production volume increased by 4% at the same time as the average price per barrel decreased by 37% to $12.16. Also, in 1998, the gas production volume increased by 34% while the average price decreased 30% to $1.69 per MCF. In 1999, oil production volume increased by 23% at the same time as the average price per barrel increased by 41% to 17.14. Also, in 1999, the gas production volume increased by 46% while the average price per MCF was $1.87. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 1999, 1998 and 1997 by 64%, 22% and 24%, respectively. These increases are primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with the 23%, 4% and 14% increase, respectively, in oil production volume and the 46%, 34% and 25% increase, respectively, in gas production volume.

  Interest expense increased by 47% in 1999 over 1998 due to higher average outstanding balances as compared to a decrease of 15% in 1998 over 1997 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 1999, depletion increased in conjunction with the 23% increase in oil production volume and the 46% increase in gas production volume.

Total general and administrative expenses in 1999, 1998 and 1997 were comparable to prior years as the Company made every effort to control the level of these type expenses.

   In 1999, 1998 and 1997, the Company provided provisions of approximately $242,389, $60,165 and $170,678, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 1999 and 1998, and the related statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Texas Vanguard Oil Company as of December 31,1997 were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Sprouse & Winn, L.L.P.
Austin, Texas

February 22, 2000


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 1999 and 1998

                                     ASSETS
                                                            1999          1998
Current assets:
    Cash (including certificates of deposit of
       $200,000 in 1999 and 1998, pledged)            $  1,805,685    1,099,802
    Trade accounts receivable                              155,708       87,860
                                                         ----------   ---------
            Total current assets                         1,961,393    1,187,662
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 3,870,177    3,327,677
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged          182,434       97,891
                                                         ---------    ---------
                                                         4,219,241    3,592,198
      Less accumulated depreciation, depletion and
    amortization                                          (697,388)    (449,293)
                                                         ---------    ---------
                                                         3,521,853    3,142,905
                                                         ---------    ---------
Other assets                                                 1,000        2,200
                                                         ---------    ---------
    TOTAL ASSETS                                      $  5,484,246    4,332,767
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $      229,920       72,766
    Notes payable and current installments of
       long-term debt                                    1,648,316    1,718,615
    Deferred revenue                                        83,114          ---
                                                         ---------    ---------
Total current liabilities                                1,961,350    1,791,381
                                                         ---------    ---------
Deferred tax liability                                     253,199      167,000
Long-term debt, excluding current installments           1,210,588      482,606
                                                         ---------    ---------
Total Liability                                          3,425,137    2,440,987

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 issued and
    outstanding in 1999 and 1998,
    respectively                                            70,854       70,854
    Additional paid-in capital                           1,890,005    1,890,005
    Accumulated earnings (deficit)                          98,250      (69,079)
                                                         ---------    ---------
Total stockholders' equity                               2,059,109    1,891,780
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  5,484,246    4,332,767
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 1999, 1998 and 1997
                                                        1999        1998        1997
Revenues:
    Oil and gas sales                            $  2,122,057   1,298,183   1,496,133
    Well operation fees                               176,244     147,304     146,613
    Other, net                                         96,751      37,369      10,335
     Interest income                                    9,998      10,600      10,914
                                                    ---------   ---------   ---------
       Total revenues                               2,405,050   1,493,456   1,663,995
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                   1,192,821     726,429     596,678
  Depreciation, depletion and amortization            273,960     117,648     136,370
  Interest expense                                    181,960     123,848     145,391
  General and administrative                          254,408     251,025     251,058
  Impairment in value of oil and gas property         242,389      60,165     170,678
  Loss on sale of oil and gas property                  6,155         ---       5,000
                                                    ---------   ---------   ---------
       Total expenses                               2,151,522   1,279,115   1,305,175
                                                    ---------   ---------   ---------
  Earnings before income taxes                        253,528     214,341     358,820

Income Taxes:
  Deferred federal income tax expense                  86,199      45,000     122,000
                                                     --------   ---------   ---------
Net earnings                                     $    167,329     169,341     236,820
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                              1,417,087   1,417,087   1,417,087
                                                    =========   =========   =========

Basic and diluted earnings per share             $       .12          .12         .17
                                                    =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 1999, 1998 and 1997

                                                             Additional
                                          Common Stock        Paid-in   Accumulated
                                        Shares     Amount     Capital     Deficit



Balances at December 31, 1996         1,417,087     70,854   1,890,005   (475,240)

   Net earnings                             ---        ---         ---    236,820
                                      ---------   --------   ---------   ---------
Balances at December 31, 1997         1,417,087     70,854   1,890,005   (238,420)

   Net earnings                             ---        ---         ---    169,341
                                      _________   ________   _________   ________
Balances at December 31, 1998         1,417,087     70,854   1,890,005    (69,079)

   Net earnings                             ---        ---         ---    167,329

Balances at December 31, 1999         1,417,087     70,854   1,890,005     98,250
                                      =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 1999, 1998 and 1997
                                                                1999         1998         1997
Cash flows from operating activities:
  Net earnings                                           $    167,329      169,341      236,820
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
      Depreciation, depletion and amortization                273,960      117,648      136,370
      (Gain) loss on sale of oil and gas properties             6,155       (8,553)       5,000
      Deferred federal income tax expense                      86,199       45,000      122,000
      Impairment in value of oil and gas property             242,389       60,165      170,678
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                          (67,848)      (7,456)     (43,794)
        Increase (decrease) in trade accounts payable         157,154      (40,429)      (1,604)
        Increase (decrease) in deferred revenue                83,114          ---          ---
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                 948,452      335,716      625,470
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                  1,000       10,370          ---
  Additions to oil and gas properties                        (798,522)    (805,768)    (617,361)
  Additions to furniture and equipment                            ---          ---          ---
  Proceeds from sale of equipment                               6,900          ---          ---
  Purchases of equipment                                     (109,631)         ---          ---
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (900,253)    (795,398)    (617,361)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                               3,368,581    1,400,000      343,578
  Repayments of notes payable                              (2,710,897)    (945,780)    (231,661)
                                                             ---------    ---------    ---------
    Net cash provided by financing activities                 657,684      454,220      111,917
                                                             ---------    ---------    ---------
    Net increase (decrease) in cash                           705,883       (5,462)     120,026

    Cash and cash equivalents at
      beginning of year                                     1,099,802    1,105,264      985,238
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $  1,805,685    1,099,802    1,105,264
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $    181,789      123,848      145,391
                                                            ==========   ==========   ==========

Supplemental disclosure of non cash investing and financing activity:
  See note 5.

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 1999, 1998 and 1997


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

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of demand deposits and certificates of deposit.

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from four customers in 1999, four customers in 1998 and five customers in 1997 as follows: 1999 - 33%, 22%, 18%, 18%, 1998 - 21%, 22%, 18%, 14%, and
1997 - 12%, 15% 17%, 19%, 20%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

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

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 effective December 31, 1998, and there was no material impact on the financial statements at adoption.

(2) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              1999          1998
Line of credit with a bank under which it may borrow
  up to $200,000. Interest payable quarterly at 6.85%,
  secured by $200,000 of certificates of deposit. The
  line of credit matures on April 28, 2000.             $    200,000       200,000

A note with a bank secured by oil and gas properties.
  The original value of the note was $600,000.
  Interest accrues at .5% above the prime  rate
  (7.75% at December 31, 1998), with monthly
  payments of $12,500 plus accrued interest. The
  note matures on July 29, 1999.                                 ---       600,000

A note with a bank secured by oil and gas properties.
  The original amount of the note was   $1,232,700 in
  1997. Interest accrues at .5% above the prime rate
  (7.75% at December 31, 1998), with monthly payments
  of principal of $26,000 plus interest.  The note
  matures on July 29, 2001.                                      ---       789,868


Line of credit with a bank under which it may borrow up
  to $600,000.  Interest payable monthly at prime rate
  plus .5% (7.75% at December 31, 1998), secured by oil
  and gas properties.                                            ---       600,000

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2003, secured by equipment.        53,136        11,353

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $1,718,028.
  Interest accrues at .5% above the prime rate,
  with monthly payments of principal of $36,000 plus
  accrued interest. The note matures in August 2003.       1,534,768           ---

Line of credit with a bank under which it may borrow
  up to $1,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures in August 2000.               1,000,000            ---

Promissory notes with Robert Watson, Inc. The
  original amounts of the notes were $100,000.
  Interest accrues at 10%, with interest
  payments due monthly. The principal amount
  is due on March 23, 2002.                                   50,000            ---

A promissory note with Linda R. Watson. The
original amount of the note was $21,000.
Interest accrues at 10%, with interest payments
due monthly. The principal amount is due on
April 12, 2002.                                               21,000            ---

                                                           ---------     ---------
Total bank debt                                            2,858,904     2,201,221
Less current installments                                 (1,648,316)   (1,718,615)
                                                           ---------     ---------
Long-term bank debt, excluding current installments     $  1,210,588       482,606
                                                           =========       =======

All notes and long-term debt are personally guaranteed by Robert N. Watson, Jr. President.


Future maturities of long-term debt are as follows:

            2000           $1,648,316
            2001              444,609
            2002              516,720
            2003              249,259
                            ---------
                  Total    $2,858,904
                            =========

                             Texas Vanguard Oil Company

                            Notes to Financial Statements



(3) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $150,000, $150,000, and $150,000 as compensation for performance of those services during the years ended December 31, 1999, 1998 and 1997, respectively. Effective January 1, 2000 the agreement was continued with terms of $14,500 per month through December 31, 2000.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease. Rent expense incurred under this lease was $17,100 and $15,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments are as follows:

                      2000    $     9,600
                                   ======

As of December 31, 1999 and 1998 the Company had notes payable to individual directors of the Company in the amounts of $71,000 and $-0-, respectively. The notes are unsecured, bear interest at 10%, and are due in March 2002.

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


(4) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:
                                                                1999        1998      1997
   Current  tax expense at statutory rate                 $        ---     72,876    122,000
   Deferred tax (benefit)                                       86,199    (27,876)       ---
                                                              _________   ________   _______
                                                          $     86,199     45,000    122,000
                                                              =========   ========   =======

                             Texas Vanguard Oil Company

                           Notes to Financial Statements

(4) Federal Income Taxes cont.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 is presented below:

                                                                        1999        1998
   Deferred tax asset:
     Net operating loss carryforward                            $      49,070     122,252
                                                                     ---------   ---------
     Net deferred tax asset                                            49,070     122,252
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (302,269)   (289,252)
                                                                     ---------   ---------
   Total deferred tax liability                                 $    (253,199)   (167,000)
                                                                     =========   =========


The Company currently has no Federal income tax liability.

The Company has accumulated losses for Federal income tax purposes of approximately $144,000, $360,000 and $359,000 as of December 31, 1999, 1998
and 1997, respectively, which may be carried forward and used to reduce taxable income in future years. The carryforwards begin to expire in 2009.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 1999.

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

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 1999, 1998 and 1997
                             (Unaudited)

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

                                      1999                       1998                       1997
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
Beginning of year              532,866    6,335,643        589,677    4,017,066       590,924    3,913,319
Revisions of
   previous estimates           39,906      310,080       (134,306)   1,065,501       (72,921)      41,566
Extensions
   and Discoveries                 ---          ---          9,111        8,536        19,377          ---
Purchase of
   minerals in place           272,164    2,064,501        117,741    1,692,921        99,731      386,643
Sale of minerals                   ---          ---            ---       14,007           ---          ---
Production                     (60,668)    (635,687)       (49,357)    (434,374)      (47,434)    (324,462)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                    784,268    8,074,537        532,866    6,355,643       589,677    4,017,066
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year              532,866    6,335,643        589,677    4,017,066       590,924    3,913,319
End of year                    784,268    8,074,537        532,866    6,355,643       589,677    4,017,066

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

                                                          December 31,
                                                     1999           1998           1997
Future cash inflows                         $    42,261,801     17,864,686     21,580,020
Future production and development costs         (19,548,730)    (8,694,333)   (10,480,296)
Future income tax expenses                       (6,032,465)    (1,685,710)    (2,510,533)
                                                ------------   ------------   ------------
     Future net cash flows                       16,680,606      7,484,643      8,589,191

10% annual discount for estimated
 timing of cash flows                            (6,600,380)    (3,098,297)    (3,400,245)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $    10,080,226      4,386,346      5,188,946
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          1999         1998         1997
Changes:
    Sale of oil and gas produced, net of
      production costs                            $   (1,861,714)  (1,137,988)  (1,331,340)
    Net changes in prices and production costs           664,361     (342,888)    (669,657)
    Purchase of minerals in place                        994,781      348,974      213,728
    Extensions and discoveries                               ---        8,254       24,512
        Sales                                                ---       (2,115)         ---
    Revisions of previous quantity estimates             151,501      137,819     (253,051)
    Accretion of discount                                438,635      518,895      719,454
    Other                                              5,306,316     (333,551)    (709,242)
                                                      ----------   ----------    ----------
        Net changes                                    5,693,880     (802,600)  (2,005,596)

Beginning balance - standardized measure
    of discounted future net cash flows                4,386,346    5,188,946    7,194,542
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $   10,080,226    4,386,346    5,188,946
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      1999         1998         1997
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630      166,630

Proven oil and gas properties                     3,870,177    3,327,677    2,593,991

Accumulated depletion and amortization             (623,516)    (375,162)    (276,407)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   3,413,291    3,119,145    2,484,214
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               1999      1998       1997
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          700,284   678,041    409,396
Exploration costs                               ---       ---        ---
Development costs                            98,238   127,727    207,966

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 1999 and 1998 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1999, and notes to financial statements are included in Item 8.

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

10.1   Incentive Stock Option Plan, previously filed as Exhibit 5b to
       Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2   Management contract between Texas Vanguard Oil Company and Robert Watson,
       Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to First State Bank  dated April 28, 1999.

10.5   Note payable to Bank United dated July 29, 1999.

10.6   Note payable to Bank United dated July 29, 1999.


(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Robert N. Watson, Jr.
Robert N. Watson, Jr., President,
Director, Chairman of the Board,
Principal Executive Officer and
Principal Financial and Accounting
Officer
March 24, 2000

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 24, 2000
March 24, 2000


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

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      1999 ANNUAL SHAREHOLDERS MEETING
                                      June 8, 2000, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         6.85%
Principal Amount:     $200,000.00
Funding Date:          April 28, 1999
Maturity Date:         April 28, 2000

Promise to Pay: Texas Vanguard Oil Company ("Borrower") promises to pay First State Bank ("Lender"), or order, in lawful money of the United State of America the principal sum of TWO-HUNDRED THOUSAND AND NO/100 DOLLARS, ($200,000.00) or so much as may be outstanding, together at the rate of 6.85% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance maturity, whichever occurs first.

Choice of Usury Ceiling and interest rate: The interest rate of this Note has been implemented under the "Weekly Rate" as referred to in Section 303.201 of the Texas Finance Code and Articles 1D.002 and 1D.003 of the Texas Credit Title. However, Lender reserves the right to implement a different interest rate and to renew such rate, provided Lender complies with the requirements of Sections 303.401, 402, and 403 of the Texas Finance Code.

Payment: Borrower will pay this loan on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on April 28, 2000. In addition, Borrower will pay regular quarterly payments of accrued unpaid interest beginning July 28, 1999, and all subsequent interest payments are due on the same day of each quarter after that. Interest on this note is computed on a 365/366 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year (366 during leap years), multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and lay charges. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled payment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled payment date to justify the payment.

Prepayment: Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

Default: Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrowers obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or inn which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (h)
A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (i) Lender in good faith deems itself insecure.

Line of Credit: This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or other wise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: Robert Watson, Jr., President. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of the Note or any agreement that Borrower or any guarantor has with Lender, including this agreement made in connection with the signing of this Note;(b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower: This revolving line of credit shall not be subject to Sec. 346 of the Texas Finance Code.

Renewal and Extension: This Note is given in renewal and extension and not in novation of the following indebtedness: The Promissory Note #10020400 from Texas Vanguard Oil Company to FSB dated 04-28-1998.

General Provisions: This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on demand. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

Prior to signing this note, Borrower read and understood all of the provisions of this Note. Borrower agrees to the terms of the note and acknowledges receipt of a completed copy of the Note.

Borrower:
Texas Vanguard Oil Company

Signed: Robert N.Watson, Jr.,  President
Texas Vanguard Oil Company


                               EXHIBIT 10.5

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Bank United ("Lender")
401 West Texas
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $1,718,027.98
Funding Date:          July 29, 1999
Maturity Date:         August 1, 2003
Customer Number:       053769
Loan Number:           700-053769-04

PROMISE TO PAY:

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of ONE MILLION, SEVEN-HUNDRED EIGHTEEN THOUSAND AND TWENTY-SEVEN AND 98/100 Dollars ($1,718,027.98), together with interest from date until maturity on the unpaid principal balance thereof from time to time outstanding at the Stated Rate and with interest on all past due amounts, both principal and accrued interest, at the Past Due Rate, provided, that for the full term of this Note the interest rate produced by the aggregate of all sums paid or agreed to be paid to the holder of this Note for the use, forbearance or detention of the debt evidenced hereby shall not exceed the Ceiling Rate.

This Note is described in and is subject to the terms and provisions of that certain Loan Agreement dated July 29, 1997 as amended by those certain First, Second, and Third Amendments to Loan Agreement dated July 29, 1998, December 23, 1998, and July 29, 1999 (hereinafter collectively referred to as the "Loan Agreement") by, between and among Bank United, Maker and Robert N. Watson Jr. As "Guarantor". The Loan Agreement, among other things, contains provisions regarding the "Borrowing Base," as defined in the Loan Agreement and for accel-eration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one and one-half percent (1.5%), provided, that if on any day the Stated Rate shall exceed the Ceiling Rate for that day, then the Stated Rate shall be fixed at the Ceiling Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Ceiling Rate.

"Prime Rate" for purposes of this Note shall mean the current rate of interest per annum as published in the Southwest Edition of the Wall Street Journal as the Prime Rate in effect until the next Change Date. The Prime Rate may change and each change in the Prime Rate shall be effective on the date of publication of said change (referred to as "Change Date") until the next Change Date. Each change in the Prime Rate shall be effective without special notice to the Maker or any other person or entity. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. If, for any reason, the Prime Rate is no longer available at the time of the change, the Payee will choose a new index based upon a comparable measure and comparable information and Payee will notify Maker of the substitution of any such new index.

"Past Due Rate" means, on any day, a rate per annum equal to eighteen percent (18%). All past due payments shall bear interest from the due date thereof until paid at the Past Due Rate.

"Ceiling Rate" means, on any day, the maximum nonusurious rate of interest permitted for that day by whichever of applicable federal or Texas law permits the higher interest rate, stated as a rate per annum. On each day, if any, that Chapter 302 ("Chapter 302") of the Finance Code of Texas Revised Civil Statutes (the "Texas Finance Code") establishes the Ceiling Rate, the Ceiling Rate shall be the "indicated rate ceiling" as defined in Chapter 302 for that day. Payee may from time to time, as to current and future balances, implement any other ceiling under Chapter 302 by notice to Maker, if and to the extent permitted by, Chapter 302.

Interest on the amount of this Note shall be computed from the date of this Note. Interest shall be computed for the actual number of days elapsed and on the basis of a year consisting of 360 days, unless the Highest Lawful Rate would thereby be exceeded or the designation of a 360 day year is prohibited by state or federal law as of the date of this note, in which event to the extent necessary to avoid exceeding the Highest Lawful Rate or state or federal laws, interest shall be computed on the basis of the actual number of days elapsed in the applicable calendar year in which accrued.

Without notice to the Maker or any other person or entity, the Prime Rate and the Ceiling Rate shall each automatically fluctuate upward and downward as and in the amount by which the Prime Rate and the maximum nonusurious rate of interest, respectively, fluctuate.

If, for any reason whatsoever, the interest paid or received on this Note during the full term of this Note shall produce a rate which exceeds the Ceiling Rate, the holder of this Note shall refund to the Payer or, at the holder's option, credit against the principal of this Note such portion of said interest as shall be necessary to cause the interest paid on this Note to produce a rate equal to the Ceiling Rate. All sums paid or forbearance or detention of the indebtedness evidenced hereby shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread in equal parts throughout the full term of this Note, so that the interest rate is uniform throughout the full term of this Note.

The above sum and accrued interest shall be due and payable in forty-seven (47) monthly principal installments of THIRTY-SIX THOUSAND DOLLARS ($36,000.00) each, plus interest accrued on the unpaid principal balance to the date of each installment, payment beginning September 1, 1999 and continuing on the 1st day of each month thereafter, until and including July 1, 2003 and then in one installment of the entire unpaid principal balance, plus accrued unpaid interest, on August 1, 2003.

Unless otherwise agreed to, in writing, or otherwise required by applicable law, payments will be applied first to accrued, unpaid interest, then to current principal, and any remaining amount to any unpaid collection costs, late charges and other charges and the balance to the principal in inverse order of maturity, provided, however, upon delinquency or other default, Payee reserves the right to apply payments among principal, interest, late charges, collection costs and other charges at its discretion. The Maker may at any time pay the full amount or any part of this Note without the payment of any premium or fee.

This Note along with the Revolving Line of Credit Note described below is secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated July 29, 1997 as amended by that certain First Amendment to Deed of Trust dated July 29, 1998, as amended by that certain Second Amendment to Deed of Trust dated December 23, 1998 and as amended by that certain Third Amendment to Deed of Trust dated July 29, 1999 (hereinafter collectively referred to as "Deed of Trust"), from Maker (herein also sometimes referred to as "Grantor") originally to John E. Grist, Trustee and now to Randolph C. Henson, as Substitute Trustee, for the benefit of Payee, covering any and all of Maker's interest, whether now owned or hereafter acquired, in and to various oil and gas interests including leasehold royalty, mineral and overriding royalty interests, located in Bastrop, Crane, DeWitt, Fayette, Kent and Lee Counties, Texas, a portion of which properties have been acquired with funds advanced under the terms of this Note. Additionally, this Note is subject to the terms and conditions of the Loan Agreement set out above. Failure to describe all or part of the security shall not be considered as a waiver of such security.

At the option of the owner or holder hereof, all amounts due and unpaid hereunder shall be accelerated and shall become immediately due and payable upon the occurrence of any of the following events: default in the making of any payment as herein agreed or in the payment of any principal or interest due under any other indebtedness of Maker, whether primary or secondary, to Payee including, but not limited to, that certain Revolving Line of Credit
Note dated July 29, 1999 have an original commitment amount of $1,000,000.00 executed by Maker and payable to Payee ("Revolving Line of Credit Note");
the failure of Maker to keep and perform any covenants herein or in the Deed of Trust and Loan Agreement described above or any other agreements otherwise made with Payee; any event that threatens the value of the collateral; any event that cast doubt on the ability of Maker to repay the loan;the dissolution of Maker; any proceedings or arrangements in bankruptcy by or against Maker; Maker becomes insolvent; or any assignments or receiverships, whether in or out of court, of Maker or any of Maker's property for the benefit of Maker's creditors.

Payee may exercise any other available remedies, and failure to exercise any remedy shall not constitute a waiver at any other time.

In addition to all principal and accrued interest on this Note, the Maker agrees to pay (a) all reasonable costs and expenses incurred by all owners and holders of this Note in any probate, reorganization, bankruptcy or any other proceeding for the establishment or collection or any amount hereunder, or in collecting this Note through any such proceedings, and (b) reasonable attorney's fees when and if this Note is placed in the hands of an attorney for collection after default.

The Maker and all Co-Makers, Sureties and Guarantors severally waive notice (including but not limited to, notice of intent to accelerate and notice of acceleration), demand, presentment for payment, protest and the filing of suit for the purpose of fixing liability and consent that the time of payment hereof may be extended and re-extended from time to time without notice to him, and they agree that his, her or its liability on or with respect to this Note shall note be affected by any release of or change in any security at any time existing or by any failure to perfect or to maintain perfection or any lien on or security interest in any such security.

If all or any part of the property securing this Note or any interest in it is sold or transferred without Payee's prior written consent, Payee may, at its option, require immediate payment in full of all sums secured by the Deed of Trust securing this Note. However, this options shall not be exercised by Payee if exercise is prohibited by state or federal law as of the date of this Note and the Deed of Trust.

If any word, phrase, clause, paragraph, part, portion or provision hereof is held to be invalid, the remainder hereof shall nevertheless be valid as though it had been entered into without such invalid word, phrase, clause, paragraph, part, portion or provision.

Payee reserves the right, exercisable in Payee's sole discretion and without notice to Maker or any other person, to sell participations, to assign its interest or both, in all or any part of this Note or the debt evidenced by this Note.

When this instrument is executed by more than one person, corporation or other legal entity, it shall be construed as though "Maker" were written "Makers" and as though the pronouns and verbs in their number were changed to correspond and in such case, each of the Makers shall be bound jointly and severally with one another to keep, observe and perform the covenants, agreements, obligations and liabilities imposed by this instrument upon the "Maker".

This Note is given in renewal, extension and consolidation, but expressly not in extinguishment, of those certain Promissory Notes (1) dated July 29, 1997 as amended on July 29, 1998 and December 23, 1998 in the original principal amount of $1,232,699.87, (2) dated July 29, 1998 as amended on December 23, 1998 having an original commitment amount of $600,000.00 and (3) dated December 23, 1998 in the original principal amount of $600,000.00, executed by Maker for the benefit of Midland American Bank now known as Bank United ("Original Notes"), which Original Notes are secured by the Deed of Trust described above. Any liens, assignments and security interests securing the payment of said Original Notes are hereby ratified, confirmed, renewed, extended, rearranged and brought forward as security for the payment of this Note.

Unless otherwise specified below, this Note shall be construed under and governed by the laws of the State of Texas (including applicable federal law), but in any event Chapter 346 of the Finance Code of Tex. Rev. Civ. Stat. Ann. (which regulates certain revolving loan accounts and revolving triparty accounts) shall not apply to the loan evidenced by this Note.

The Maker warrants and represents to the Payee, and to all other owners and/or holders of the indebtedness evidenced hereby, that (1) all loans evidenced by the Note are and shall be "business loans" as such term is used in the Depository Institution Regulation and Monetary Control Act of 1980 as amended, and (2) such loans are for business, commercial, investment or similar purposes and not primarily for personal, family, household or agricultural use as such terms are used in Chapter 1 of the Texas Credit Code.

This loan is payable in full on August 1, 2003 or upon acceleration for any reason. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Bank is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the bank you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same bank.

NOTICE: This term promissory note and the revolving line of credit note, The Deed of Trust and accompanying crude oil and gas purchaser letters, UCC-1 Financing Statements, guaranties and loan agreement constitute a loan agreement as defined in section 26.02(a) of the Texas Business & Commerce Code, and represents the final agreement between the parties and may note be contradicted by evidence to prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the Parties.

Dated the 29th day of July, 1999 although executed on the 25th day of August, 1999.


By: TEXAS VANGUARD OIL COMPANY
    ROBERT N. WATSON, JR.
    PRESIDENT


                               EXHIBIT 10.6

PROMISSORY NOTE (REVOLVING LINE OF CREDIT):

Bank United ("Lender")
401 West Texas
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $1,000,000.00
Funding Date:          July 29, 1999
Maturity Date:         August 1, 2000
Customer Number:       053769
Loan Number:           700-053769-05

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of ONE MILLION DOLLARS ($1,000,000.00), or so much thereof as may be advanced hereunder prior to maturity, together with interest from date until maturity on the unpaid principal balance thereof from time to time outstanding at the Stated Rate and with interest on all past due amounts, both principal and accrued interest, at the Past Due Rate, provided, that for the full term of this Note the interest rate produced by the aggregate of all sums paid or agreed to be paid to the holder of this Note for the use, for-bearance or detention of the debt evidenced hereby shall not exceed the Ceiling Rate.

This Note is described in and is subject to the terms and provisions of that certain Loan Agreement dated July 29, 1997 as amended by those certain First, Second, and Third Amendments to Loan Agreement dated July 29, 1998, December 23, 1998, and July 29, 1999 (hereinafter collectively referred to as the "Loan Agreement") by, between and among Bank United, Maker and Robert N. Watson Jr. As "Guarantor". The Loan Agreement, among other things, contains provisions regarding the "Borrowing Base," as defined in the Loan Agreement and for accel-eration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one and one-half percent (1.5%), provided, that if on any day the Stated Rate shall exceed the Ceiling Rate for that day, then the Stated Rate shall be fixed at the Ceiling Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Ceiling Rate.

"Prime Rate" for purposes of this Note shall mean the current rate of interest per annum as published in the Southwest Edition of the Wall Street Journal as the Prime Rate in effect until the next Change Date. The Prime Rate may change and each change in the Prime Rate shall be effective on the date of publication of said change (referred to as "Change Date") until the next Change Date. Each change in the Prime Rate shall be effective without special notice to the Maker or any other person or entity. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. If, for any reason, the Prime Rate is no longer available at the time of the change, the Payee will choose a new index based upon a comparable measure and comparable information and Payee will notify Maker of the substitution of any such new index.

"Past Due Rate" means, on any day, a rate per annum equal to eighteen percent (18%). All past due payments shall bear interest from the due date thereof until paid at the Past Due Rate.

"Ceiling Rate" means, on any day, the maximum nonusurious rate of interest permitted for that day by whichever of applicable federal or Texas law permits the higher interest rate, stated as a rate per annum. On each day, if any, that Chapter 302 ("Chapter 302") of the Finance Code of Texas Revised Civil Statutes (the "Texas Finance Code") establishes the Ceiling Rate, the Ceiling Rate shall be the "indicated rate ceiling" as defined in Chapter 302 for that day. Payee may from time to time, as to current and future balances, implement any other ceiling under Chapter 302 by notice to Maker, if and to the extent permitted by, Chapter 302.

Interest on the amount of each advance of this note shall be computed on the amount of each advance from the date of each advance. Interest shall be computed for the actual number of days elapsed and on the basis of a year consisting of 360 days, unless the Highest Lawful Rate would thereby be exceeded or the designation of a 360 day year is prohibited by state or federal law as of the date of this note, in which event to the extent necessary to avoid exceeding the Highest Lawful Rate or state or federal laws, interest shall be computed on the basis of the actual number of days elapsed in the applicable calendar year in which accrued.

Without notice to the Maker or any other person or entity, the Prime Rate and the Ceiling Rate shall each automatically fluctuate upward and downward as and in the amount by which the Prime Rate and the maximum nonusurious rate of interest, respectively, fluctuate.

If, for any reason whatsoever the interest paid or received on this Note during the full term of this Note shall produce a rate which exceeds the Ceiling Rate, the holder of this Note shall refund to the Payer or, at the holder's option, credit against the principal of this Note such portion of said interest as shall be necessary to cause the interest paid on this Note to produce a rate equal to the Ceiling Rate. All sums paid or forbearance or detention of the indebtedness evidenced hereby shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread in equal parts throughout the full term of this Note, so that the interest rate is uniform throughout the full term of this Note.

The above sum and accrued interest shall be due and payable as follows:

(a) Interest shall be due and payable monthly as it accrues on the unpaid principal balance to the date of each installment, payment beginning September 1, 1999 and continuing on the 1st day of each month thereafter until and including July 1, 2000.

(b) On August 1, 2000, the remaining balance, including principal and interest, then remaining unpaid on this Note shall be due and payable.

This note is a revolving line of credit having an original commitment amount of $1,000,000.00. The unpaid principal balance of this Note at any time shall be the total of amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made herein by or for Maker. Maker may use all or any part of the credit provided for herein at any time before August 1, 2000. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed $1,000,000.00.

Unless otherwise agreed to, in writing, or otherwise required by applicable law, payments will be applied first to accrued, unpaid interest, then to current principal, and any remaining amount to any unpaid collection costs, late charges and other charges and the balance to the principal in inverse order of maturity, provided, however, upon delinquency or other default, Payee reserves the right to apply payments among principal, interest, late charges, collection costs and other charges at its discretion. The Maker may at any time pay the full amount or any part of this Note without the payment of any premium or fee.

This Note along with the Term Promissory Note described below is secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated July 29, 1997 as amended by that certain First Amendment to Deed of Trust dated July 29, 1998, as amended by that certain Second Amendment to Deed of Trust dated December 23, 1998 and as amended by that certain Third Amendment to Deed of Trust dated July 29, 1999 (hereinafter collectively referred to as "Deed of Trust"), from Maker (herein also sometimes referred to as "Grantor") originally to John E. Grist, Trustee and now to Randolph C. Henson, as Substitute Trustee, for the benefit of Payee, covering any and all of Maker's interest, whether now owned or hereafter acquired, in and to various oil and gas interests including leasehold royalty, mineral and overriding royalty interests, located in Bastrop, Crane, DeWitt, Fayette, Kent and Lee Counties, Texas, a portion of which properties have been acquired with funds advanced under the terms of this Note. Additionally, this Note is subject to the terms and conditions of the Loan Agreement set out above. Failure to describe all or part of the security shall not be considered as a waiver of such security.

At the option of the owner or holder hereof, all amounts due and unpaid hereunder shall be accelerated and shall become immediately due and payable upon the occurrence of any of the following events: default in the making of any payment as herein agreed or in the payment of any principal or interest due under any other indebtedness of Maker, whether primary or secondary, to Payee including, but not limited to, that certain Revolving Line of Credit
Note dated July 29, 1999 have an original commitment amount of $1,000,000.00 executed by Maker and payable to Payee ("Revolving Line of Credit Note");
the failure of Maker to keep and perform any covenants herein or in the Deed of Trust and Loan Agreement described above or any other agreements otherwise made with Payee; any event that threatens the value of the collateral; any event that cast doubt on the ability of Maker to repay the loan;the dissolution of Maker; any proceedings or arrangements in bankruptcy by or against Maker; Maker becomes insolvent; or any assignments or receiverships, whether in or out of court, of Maker or any of Maker's property for the benefit of Maker's creditors.

Payee may exercise any other available remedies, and failure to exercise any remedy shall not constitute a waiver at any other time.

In addition to all principal and accrued interest on this Note the Maker agrees to pay (a) all reasonable costs and expenses incurred by all owners and holders of this Note in any probate, reorganization, bankruptcy or any other proceeding for the establishment or collection or any amount hereunder, or in collecting this Note through any such proceedings, and (b) reasonable attorney's fees when and if this Note is placed in the hands of an attorney for collection after default.

The Maker and all Co-Makers, Sureties and Guarantors severally waive notice (including but not limited to, notice of intent to accelerate and notice of acceleration), demand, presentment for payment, protest and the filing of suit for the purpose of fixing liability and consent that the time of payment hereof may be extended and re-extended from time to time without notice to him, and they agree that his, her or its liability on or with respect to this Note shall note be affected by any release of or change in any security at any time existing or by any failure to perfect or to maintain perfection or any lien on or security interest in any such security.

If all or any part of the property securing this Note or any interest in it is sold or transferred without Payee's prior written consent, Payee may, at its option, require immediate payment in full of all sums secured by the Deed of Trust securing this Note. However, this options shall not be exercised by Payee if exercise is prohibited by state or federal law as of the date of this Note and the Deed of Trust.

If any word, phrase, clause, paragraph, part, portion or provision hereof is held to be invalid, the remainder hereof shall nevertheless be valid as though it had been entered into without such invalid word, phrase, clause, paragraph, part, portion or provision.

Payee reserves the right, exercisable in Payee's sole discretion and without notice to Maker or any other person, to sell participations, to assign its interest or both, in all or any part of this Note or the debt evidenced by this Note.

When this instrument is executed by more than one person, corporation or other legal entity, it shall be construed as though "Maker" were written "Makers" and as though the pronouns and verbs in their number were changed to correspond and in such case, each of the Makers shall be bound jointly and severally with one another to keep, observe and perform the covenants, agreements, obligations and liabilities imposed by this instrument upon the "Maker".

Unless otherwise specified below, this Note shall be construed under and governed by the laws of the State of Texas (including applicable federal law), but in any event Chapter 346 of the Finance Code of Tex. Rev. Civ. Stat. Ann. (which regulates certain revolving loan accounts and revolving triparty accounts) shall not apply to the loan evidenced by this Note.

The Maker warrants and represents to the Payee, and to all other owners and/or holders of the indebtedness evidenced hereby, that (1) all loans evidenced by the Note are and shall be "business loans" as such term is used in the Depository Institution Regulation and Monetary Control Act of 1980 as amended, and (2) such loans are for business, commercial, investment or similar purposes and not primarily for personal, family, household or agricultural use as such terms are used in Chapter 1 of the Texas Credit Code.

This loan is payable in full on August 1, 2003 or upon acceleration for any reason. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Bank is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the bank you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same bank.

NOTICE: This Revolving Line of Credit Note, The Term Promissory Note, The
Deed of Trust and accompanying crude oil and gas purchaser letters, UCC-1 Financing Statements, guaranties and loan agreement constitute a loan agreement as defined in section 26.02(a) of the Texas Business & Commerce Code, and represents the final agreement between the parties and may note be contradicted by evidence to prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the Parties.

Dated the 29th day of July, 1999 although executed on the 25th day of August, 1999.


BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT