Form 10-Q
period 2000-03-31
TEXAS VANGUARD OIL CO
filed 2000-05-15
CIK 315261

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

    For the Quarter Ended March 31, 2000      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 2000
Common Stock, $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2000 and December 31, 1999              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2000 and 1999        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2000 and 1999        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2000         1999
Current assets:
    Cash and temporary investments                 $   612,382    1,805,685
    Trade accounts receivable                           92,367      155,708
                                                     ---------   ----------
        Total current assets                           704,749    1,961,393
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           4,084,421    4,036,807
    Office furniture and vehicles                      182,434      182,434
                                                     ---------    ---------
                                                     4,266,855    4,219,241

    Less accumulated depreciation, depletion and
      amortization                                    (799,932)    (697,388)
                                                     ----------   ----------
        Total property and equipment                 3,466,923    3,521,853
                                                     ---------    ----------
     Other assets                                        1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 4,172,672    5,484,246
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    48,688      229,920
     Notes payable and current installments of
        long-term debt                                 551,548    1,648,316
     Deferred revenue                                      ---       83,114
                                                     ---------    ----------
          Total current liabilities                    600,236    1,961,350
                                                     ---------    ----------
Deferred tax liability                                 343,712      253,199
Long-term debt, excluding current installments         993,914    1,210,588
                                                     ---------    ----------
Total liabilities                                    1,937,862    3,425,137
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,854       70,854
     Additional paid-in capital                      1,890,005    1,890,005
     Accumulated earnings                              273,951       98,250
                                                     ---------    ----------
          Total stockholders' equity                 2,234,810    2,059,109
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,172,672    5,484,246
                                                     =========    ==========

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2000        1999
 Revenue:
    Operating revenue                            $    891,090      346,440
    Other income                                        2,418        2,614
                                                    ---------    ---------
       Total revenue                                  893,508      349,054
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    379,292      190,804
   Exploration cost                                       793          315
   Depreciation, depletion and amortization           103,493       38,970
   General and administrative                          79,562       67,513
   Abandonment of leaseholds                           16,899          ---
   Interest                                            47,256       44,160
                                                    ---------    ---------
       Total costs and expenses                       627,295      341,762
                                                    ---------    ---------
         Earnings before
           federal income taxes                       266,213        7,292

 Federal income taxes:
   Federal income tax expense                          90,512        2,479
                                                    ---------    ---------
              Net earnings                       $    175,701        4,813
                                                    ---------    ---------
Weighted average number of shares outstanding       1,417,087    1,417,087
                                                    ---------    ---------

   Basic and diluted earnings per share          $       .12          .003
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2000       1999

     Net cash flows from operating activities         $   167,754       (1,671)

     Net cash flows from investing activities             (47,615)    (348,994)

     Net cash flows from financing activities          (1,313,442)    (337,094)

                                                         ---------    ---------
     Net change in cash and temporary investments      (1,193,303)    (687,759)

     Cash and temporary investments at
          beginning of period                           1,805,685    1,099,802
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $   612,382      412,043
                                                        ----------    ---------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2000

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

The federal income tax expense of $90,512 for the three month period ended March 31, 2000, is a deferred tax liability and does not result in cash outflows.

In addition, the Company has approximately $144,000 of unused net operating loss carryforwards for federal income tax purposes at December 31, 1999.

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

RESULTS OF OPERATIONS

Operating revenues increased by $544,157 (157%) for the three-month period ended March 31, 2000 from the comparable prior-year period primarily as a result of higher oil prices in 2000 as compared to 1999 as well as an increase in the number of properties owned and operated by the Company. The $188,488 (99%) increase in production cost for the three-month period ended March 31, 2000 as compared to 1999 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties in addition to the application of new technology by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month period ended March 31, 2000 increased $12,049 (18%) as compared to the prior year period. Interest expense increased approximately $3,096 (7%) for the three-month period ended March 31, 2000 from the comparable prior-year period due to higher average outstanding balances. Depreciation, depletion, and amortization increased by $64,523 (166%) for the three-month period ended March 31, 2000, from the comparable prior-year period. Depreciation, depletion, and amortization varies from year to year because of changes in reserve estimates, changes in quantities, of oil and gas produced, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2000, the Company provided a provision of $16,899 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2000, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2000 has increased to 1.17 to 1 from 1.00 to 1 at December 31, 1999. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations remains positive at $167,754 for the three months ended March 31, 2000. Notes payable decreased by $1,096,768 and long-term debt decreased by $216,674 for the first quarter of 2000.

The worldwide crude oil prices continue to fluctuate in 2000. The Company cannot predict how prices will vary during the remainder of 2000 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 9, 2000