Form 10-Q
period 2000-06-30
TEXAS VANGUARD OIL CO
filed 2000-08-15
CIK 315261

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

For the Quarter Ended June 30, 2000              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2000
Common Stock, $.05 par value                         1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2000 and December 31, 1999                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2000 and 1999          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2000 and 1999                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          2000         1999
     Current assets:
          Cash and temporary investments             $   795,953    1,805,685
          Trade accounts receivable                       90,656      155,708
                                                       ---------    ---------
              Total current assets                       886,609    1,961,393
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   3,955,299    4,036,807
      Office furniture and vehicles                      182,434      182,434
                                                       ---------    ---------
                                                       4,137,733    4,219,241

     Less accumulated depreciation, depletion and
            amortization                                (915,670)    (697,388)
                                                       ---------    ---------
              Total property and equipment             3,222,063    3,521,853
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 4,109,672    5,484,246
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     82,867     229,920
      Notes payable and current installments
        of long-term debt                                 475,256   1,648,316
      Related party payable                                71,000         ---
      Deferred revenue                                        ---      83,114
                                                        ---------   ---------
           Total current liabilities                      629,123   1,961,350
                                                        ---------    --------
   Deferred tax liability                                 349,734     253,199
   Long-term debt, excluding current installments         884,314   1,210,588

                                                        ---------   ---------
           Total Liabilities                            1,863,171   3,425,137

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained earnings                                   285,642      98,250
                                                        ---------   ---------
            Total stockholders' equity                  2,246,501   2,059,109
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,109,672   5,484,246
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                       Three months ended       Six months ended
                                             June 30,               June 30,
                                         2000       1999        2000        1999
     Revenue:
      Operating revenue            $   990,462     506,481   1,881,552     852,931
      Other income                       3,597       2,521       6,105       5,135
                                     ---------   ---------   ---------   ---------
        Total revenue                  994,059     509,012   1,887,567     858,066
                                     ---------   ---------   ---------   ---------
     Costs and expenses:
      Production cost                  595,317     189,584     974,609     380,388
      Exploration cost                      78         339         871         654
      Depreciation, depletion
          and amortization             115,738      58,494     219,231      97,464
      General and
          administrative                85,507      65,537     165,069     133,051
      Abandonment of leaseholds        139,750         ---     156,649         ---
      Interest                          39,955      44,533      87,211      88,692
                                     ---------   ---------   ---------   ---------
        Total costs and expenses       976,345     358,487   1,603,640     700,249
                                     ---------   ---------   ---------   ---------
         Earnings before
           federal income taxes         17,714     150,525     283,927     157,817
                                     ---------   ---------   ---------   ---------
    Income taxes:
     Deferred federal income tax         6,023      51,178      96,535      53,657
                                     ---------    --------   ---------   ---------
         Net earnings              $    11,691      99,347     187,392     104,160
                                     =========   =========   =========   =========
     Weighted average number of
         shares outstanding          1,417,087   1,417,087   1,417,087   1,417,087
                                     =========   =========   =========   =========
     Basic and diluted earnings
         per share                      .01         .07         .13         .07
                                     =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       2000        1999

Net cash provided by operating activities        $   488,994     211,130

Net cash used in investing activities                (70,392)   (569,676)

Net cash used in financing activities             (1,428,334)   (303,222)
                                                    ---------   ---------
Net change in cash and temporary investments      (1,009,732)   (661,768)

Cash and temporary investments at
    beginning of period                            1,805,685   1,099,802
                                                   ----------  ---------
Cash and temporary investments at
    end of period                                 $  795,953     438,034
                                                   ---------   ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2000

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

The federal income tax expense of $96,535 for the six month period ended, June 30, 2000 is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating revenues increased by $483,971 (96%) and $1,028,621 (121%) for the three-month and six-month period ended June 30, 2000 from the comparable prior year periods primarily as a result of higher oil prices in 2000 as compared to 1999 as well as an increase in the number of properties owned and operated by the Company. The $405,733 (214%) and $594,221 (156%) increase in production cost for the three-month and six-month periods ended June 30, 2000 as compared to 1999 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties in addition to the application of new technology by the Company which maximizes gas production capabilities.

General and administrative expenses increased $19,970 (30%) and $32,018 (24%) for the three-month and six-month periods ended June 30, 2000 as compared to the prior year periods. Interest expense decreased approximately $4,578 (10%) and $1,481 (2%) for the three-month and six-month periods ended June 30, 2000 from the comparable 1999 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization increased by $121,767 (125%) for the six-month period ended June 30, 2000 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2000, the Company provided a provision of $139,750 and $156,649 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2000, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2000 has increased to 1.41 to 1 from 1.00 to 1 at December 31, 1999. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $488,994 for the six months ended June 30, 2000. Notes payable decreased by $1,102,060 and long-term debt decreased by $326,274 for the six-month period ended June 30, 2000, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2000. The Company cannot predict how prices will vary during the remainder of 2000 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact on the Company's operatons.


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

Date: August 8, 2000