Form 10-Q
period 2000-09-30
TEXAS VANGUARD OIL CO
filed 2000-11-15
CIK 315261

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


    Class of Common Stock                 Outstanding at September 30, 2000
    ---------------------                 ---------------------------------
      $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets,
            September 30, 2000 and December 31, 1999           3

         Condensed Statements of Earnings,
            Three and nine months ended
            September 30, 2000 and 1999                        4

         Condensed Statements of Cash Flows,
            Nine months ended September 30, 2000 and 1999      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

         Signatures                                            9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               2000            1999
Current assets:
   Cash and temporary investments         $ 1,025,421       1,805,685
   Trade accounts receivable                  101,604         155,708
                                            ---------       ---------
       Total current assets                 1,127,025       1,961,393
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           3,755,610       4,036,807
   Office furniture and vehicles              182,434         182,434
                                            ---------       ---------
                                            3,938,044       4,219,241
   Less accumulated depreciation,
     depletion and amortization            (1,074,264)       (697,388)
                                           -----------      ----------
       Total property and equipment         2,863,780       3,521,853
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 3,991,805       5,484,246
                                           -----------      ----------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    51,512         229,920
   Notes payable and current installments
     of long-term debt                        471,804       1,648,316
   Related party notes payable                 71,000             ---
   Deferred revenue                               ---          83,114
                                            -----------     ----------
       Total current liabilities              594,316       1,961,350
                                            -----------     ----------
Deferred tax liabilities                      358,635         253,199
Long-term debt, excluding
   current installments                       775,075       1,210,588
                                           -----------     ----------
Total liabilities                           1,728,026       3,425,137
Stockholders' equity:
   Common stock                                70,854          70,854
   Additional paid-in capital               1,890,005       1,890,005
   Retained earnings                          302,920          98,250
                                          -----------      ----------
       Total stockholders' equity           2,263,779       2,059,109
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 3,991,805       5,484,246
                                          -----------      ----------

See Accompanying Notes to Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2000       1999           2000       1999

Revenue:
  Operating revenue    $  1,336,010    653,909     3,217,562  1,506,840
  Other income                4,257      2,445        10,272      7,580
                          ---------    -------     ---------  ---------
     Total revenue        1,340,267    656,354     3,227,834  1,514,420
                          ---------    -------     ---------  ---------
Costs and expenses:
  Production cost           721,433    363,618     1,696,042    744,006
  Exploration cost               24        691           895      1,345
  Depreciation, depletion
    and amortization        158,593     72,206       377,824    169,670
  General and
    administrative           74,834     61,349       239,903    194,400
  Abandonment/Impairment
    of leaseholds           320,000     18,560       476,649     18,560
  Interest                   39,204     45,792       126,415    134,484
                          ---------   ---------    ---------   ---------
Total costs and expenses  1,314,088    562,216     2,917,728  1,262,465
                          ---------   ---------    ---------   ---------
  Income before
   federal income taxes      26,179     94,138       310,106    251,955
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income
     tax expense              8,901     32,007       105,436     85,664
                          ---------   ---------    ---------   ---------
       Net earnings       $  17,278     62,131       204,670    166,291
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,417,087   1,417,087    1,417,087   1,417,087
                          =========   =========    =========   =========
Basic and diluted
  earnings per share         .01         .04          .14         .12
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2000         1999
Net cash provided by operating activities  $    951,465      336,284

Net cash used in investing activities          (190,703)    (731,506)

Net cash used in financing activities        (1,541,026)    (178,878)
                                             -----------    ---------
Net change in cash
  and temporary investments                    (780,264)    (574,100)

Cash and temporary investments at
  beginning of period                         1,805,685    1,099,802
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  1,025,421      525,702
                                              =========     ========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2000

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

   The federal income tax of $105,436 for the nine-month period ended September 30, 2000, is a deferred tax liability and does not result in cash outflows.

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

RESULTS OF OPERATIONS

Operating revenues increased by $682,101 (104%) and $1,710,722 (114%) for the three-month and nine-month periods ended September 30, 2000 from the comparable prior-year periods primarily as a result of higher oil prices in 2000 as compared to 1999 as well as an increase in the number of properties owned and operated by the Company. The $357,815 (98%) and $952,036 (128%) increase in production cost for the three-month and nine-month periods ended September 30, 2000 as compared to 1999 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing wells in addition to the installation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month and nine-month period ended September 30, 2000 increased $13,485 (22%) and $45,503 (23%) as compared to the prior year periods. Interest expense increased approximately $6,588 (14%) and $8,069 (6%) for the three-month and nine-month periods ended September 30, 2000 from the comparable 1999 periods primarily due to lower average outstanding balances and higher average interest rates. Depreciation, depletion and amortization increased by $208,154 (123%) for the nine-month period ended September 30, 2000 from the prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2000, the Company provided a provision of $320,000 and $476,649 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2000, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2000, has increased to 1.90 to 1 from 1.00 to 1 at December 30, 1999. Cash flow from operations remains positive at $951,465 for the nine months ended September 30, 2000. Notes payable and long-term debt decreased by $1,541,025 for the nine-month period ended September 30, 2000, by using cash on hand and cash generated from operations.

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

Date: November 15, 2000