Form 10-K
period 2000-12-31
TEXAS VANGUARD OIL CO
filed 2001-03-29
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2001, there were 1,417,087 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $1,028,859.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2000 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2001, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Aquila Southwest (18% in 1999 and 21% in 1998), Duke Energy/GPM (36% in 2000, 33% in 1999 and 18% in 1998), Scurlock Permian (18% in 1999, and
14% in 1998) EOTT Energy (23% in 2000, 22% in 1999 and 22% in 1998) and Plains
Marketing (25% in 2000). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 2000, the executive officers and directors were as follows:

                    Name                          Offices Held
               Robert N. Watson, Jr.              President, Chairman of the
                                                  Board, Chief Executive Officer
                                                  and Director

               Linda R. Watson                    Secretary, Treasurer and
                                                  Director

               Robert L. Patterson                Director


   Robert N. Watson, Jr. (age 58), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   Linda R. Watson (age 57), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 61), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers and they earn no salary. In addition to the Company's officers, at December 31, 2000, the Company had one full-time salaried employee. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Robert Watson is a director of a company as previously described which has oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a one year lease with a company owned by the President of the Company for
these  facilities  which will  expire  on  June 30, 2001.   The rent for these
facilities is $1,700 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1996 through 2000.

   Fiscal years ended            Oil                               Gas                   Dry
       December 31,        Gross             Net            Gross        Net      Gross       Net


       1996                 21             18.97              3        2.08         ---       ---
       1997                 30             17.72              1        1.11         ---       ---
       1998                 34             22.22             23       15.12         ---       ---
       1999                 38             32.61              5        3.91         ---       ---
       2000                 26             18.45              0        1.22         ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In 1997 and 2000, the net gas interest is larger than the gross gas interest because the Company purchased additional interest in gas wells in which it already owned an interest.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 2000, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2000, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 2000.

                                      Producing Wells (a)                             Developed
                              Oil                            Gas                     Acreage (a)
   County           Gross              Net            Gross        Net          Gross           Net
   Bastrop (b)       82              57.78              41       32.02       2,453.85       1,789.23
   Burleson           1                .79             ---         ---          40.00          31.60
   Chaves (c)       ---                ---               1         .50         160.00          80.00
   Crane (b)          8               6.86               3         .97         200.00          98.45
   DeWitt (b)       ---                ---               2         .16         160.00          12.43
   Eastland (b)     ---                ---               4         .09         122.00           1.30
   Fayette (b)       11              10.06             ---         ---       1,653.49       1,533.49
   Garza (b)          3                .05             ---         ---          30.00            .47
   Howard (b)         1                .02             ---         ---          40.00            .63
   Kent (b)          10               1.47             ---         ---         400.00          58.90
   Lea (b)(c)         2                ---               1         .07         400.00          22.25
   Lee (b)          109              73.88               4        2.91       2,559.41       1,778.30
   Lipscomb           1                .03             ---         ---          80.00           2.50
   Martin             2               1.82             ---         ---         120.00         112.78
   Midland            1                .02             ---         ---          80.00           1.67
   Nolan (b)          1                .03             ---         ---          40.00           1.25
   Parker (b)       ---                ---               1         .01         136.91            .83
   Pecos              1                .70             ---         ---          40.00          28.00
   Ward             ---                ---               2         .16         720.00          29.20
   Washington         1               1.00             ---         ---          80.00          80.00
   Weston (d)         3                .90             ---         ---         120.00          36.17
   Wilson (b)         1                .95             ---         ---          80.00          76.00
                 ------            -------           -----       -----       --------       --------
                    238             156.36              59       36.89       9,715.66       5,775.45

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

OIL AND GAS STATISTICS

   The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2000, 1999 and 1998.

                                             2000       1999           1998
  Oil:
     Production volume (barrels)            82,328     60,668         49,357
     Average sales price per barrel   $      27.73      17.14          12.16
  Gas:
     Production volume (MCF)               597,100    635,687        434,374
     Average sales price per MCF      $       2.89      1.87           1.69

  Average production costs per
     equivalent barrel                $      13.37      7.16           5.98


   The worldwide crude oil prices of 2000 continue to fluctuate in 2001. The Company cannot predict how prices will vary during 2001 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2000.

           County               Gross                Net
          Bastrop, TX         2,300.32            1,649.40
          Crane, TX             240.00              205.76
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX           172.31               82.22
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            3,840.00            1,458.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,821.28            1,281.03
          Martin, TX             40.00               32.78
          Midland, TX           133.33                2.78
          Pecos, TX             280.00              196.00
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             16,640.55            7,889.26
                             =========            ========

All of the 7,889.26 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2000.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2000

        First Quarter               2.000               1.062
        Second Quarter              2.750               1.750
        Third Quarter               3.125               2.000
        Fourth Quarter              2.750               2.063

      Fiscal 1999

        First Quarter               1.125               0.750
        Second Quarter              1.375               0.750
        Third Quarter               1.375               1.062
        Fourth Quarter              1.375               1.062


   At December 31, 2000, the approximate number of holders of record of the Company's common stock was 524. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA


                                       Years ended December 31,
                            2000        1999        1998         1997        1996
Oil and gas sales    $  4,200,297   2,122,057    1,298,183    1,496,133     1,230,785
Total revenue           4,502,830   2,405,050    1,493,456    1,663,995     1,403,772
Total expenses         (4,174,514) (2,151,522)  (1,279,115)  (1,305,175)   (1,100,188)
Net earnings (loss)       168,567     167,329      169,341      236,820      258,175
Net earnings (loss)
   per share                .12         .12          .12          .17         .18
Total assets            7,524,234   5,484,246    4,332,767   3,704,635    3,235,502
Short-term debt         3,944,609   1,648,316    1,718,615     944,605    1,074,329
Long-term debt            691,274   1,210,588      482,606     802,396      560,755
Total liabilities       5,296,558   3,425,137    2,440,987   1,982,196    1,749,883
Stockholders equity  $  2,227,676   2,059,109    1,891,780   1,722,439    1,485,619

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2000 and 1999, cash increased by $2,542,337 and $705,883, respectively. During the year ended December 31, 1998, cash decreased by $5,462. The cash flow from operating activities in 2000 was approximately $1,543,771, an increase of $595,319 from 1999. Cash flow from operating activities in 1999 was approximately $948,452,an increase of $612,736 from 1998. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $752,636, $798,522, and $805,768 in 2000, 1999 and 1998, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 1999 and 1998 the Company also increased cash by $1,000 and $10,370 respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 2000, the Company had a cash balance of $4,348,022 which represents approximately 94% of its notes payable as compared to the December 31, 1999, cash balance of $1,805,685 which represented approximately 63% of its notes payable.

   Working capital at December 31, 2000 increased to 1.03 to 1 from 1.00 to 1 at December 31, 1999. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2001 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2001 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2001 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.The Company had no significant commitments for capital expenditures at December 31, 2000.

   As of December 31, 2000, the Company owed $1,099,075 and $3,000,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in August 2003 and October 2001, respectively (see note 2 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

  From 1997 to 1998 oil and gas sales decreased approximately 13%, from 1998 to 1999 oil and gas sales increased 63%, and from 1999 to 2000 oil and gas sales increased approximately 98%. In 1998, oil production volume increased by 4% at the same time as the average price per barrel decreased by 37% to $12.16. Also, in 1998, the gas production volume increased by 34% while the average price decreased 30% to $1.69 per MCF. In 1999, oil production volume increased by 23% at the same time as the average price per barrel increased by 41% to 17.14. Also, in 1999, the gas production volume increased by 46% while the average price per MCF was $1.87. In 2000, oil production volume increased by 36% at the same time as the average price per barrel increased by 62% to $27.73. Also, in 2000, the gas production volume decreased by 6% while the average price per MCF increased by 55% to $2.89. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2000, 1999 and 1998 by 104%, 64% and 22%, respectively. These increases are primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with the 36%, 23% and 4% increase, respectively, in oil production volume and the 6%,decrease, 46% and 34% increase, respectively, in gas production volume.

  Interest expense decreased by 11% in 2000 over 1999 due to lower average outstanding balances as compared to an increase of 47% in 1999 over 1998 due to higher average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 2000, depletion increased in conjunction with the 36% increase in oil production volume and the 6% decrease in gas production volume.

Total general and administrative expenses increased $58,803 in 2000,while 1999 and 1998 were comparable to prior years as the Company made every effort to control the level of these type expenses.

   In 2000, 1999 and 1998, the Company provided provisions of approximately $738,899, $242,389 and $60,165, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2000 and 1999, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


Sprouse & Winn, L.L.P.
Austin, Texas

March 12, 2001


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2000 and 1999

                                     ASSETS
                                                            2000          1999
Current assets:
    Cash (including certificates of deposit of
       $500,000 and $200,000 in 2000 and 1999,
       pledged)                                       $  4,348,022    1,805,685
    Trade accounts receivable                              142,295      155,708
                                                         ----------   ---------
            Total current assets                         4,490,317    1,961,393
                                                         ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                                 3,882,968    3,870,177
       Unproven properties                                 166,630      166,630
Office furniture and equipment, partially pledged          191,531      182,434
                                                         ---------    ---------
                                                         4,241,129    4,219,241
      Less accumulated depreciation, depletion and
    amortization                                        (1,208,212)    (697,388)
                                                         ---------    ---------
                                                         3,032,917    3,521,853
                                                         ---------    ---------
Other assets                                                 1,000        1,000
                                                         ---------    ---------
    TOTAL ASSETS                                      $  7,524,234    5,484,246
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                          $      247,726      229,920
    Income tax payable                                     150,090          ---
    Deferred revenue                                           ---       83,114
    Notes payable and current installments of
       long-term debt                                    3,944,609    1,648,316
                                                         ---------    ---------
Total current liabilities                                4,342,425    1,961,350
                                                         ---------    ---------
Deferred tax liability                                     262,859      253,199
Long-term debt, excluding current installments             691,274    1,210,588
                                                         ---------    ---------
Total Liability                                          5,296,558    3,425,137

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 issued and
    outstanding in 2000 and 1999,
    respectively                                            70,854       70,854
    Additional paid-in capital                           1,890,005    1,890,005
    Accumulated earnings (deficit)                         266,817       98,250
                                                         ---------    ---------
Total stockholders' equity                               2,227,676    2,059,109
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  7,524,234    5,484,246
                                                         =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2000, 1999 and 1998
                                                        2000        1999        1998
Revenues:
    Oil and gas sales                            $  4,200,297   2,122,057   1,298,183
    Well operation fees                               183,253     176,244     147,304
    Other, net                                        101,739      96,751      37,369
     Interest income                                   17,541       9,998      10,600
                                                    ---------   ---------   ---------
       Total revenues                               4,502,830   2,405,050   1,493,456
                                                    ---------   ---------   ---------
Expenses:
  Production cost                                   2,432,114   1,192,821     726,429
  Depreciation, depletion and amortization            528,451     273,960     117,648
  Interest expense                                    161,839     181,789     123,848
  General and administrative                          313,211     254,408     251,025
  Impairment in value of oil and gas property         738,899     242,389      60,165
  Loss on sale of oil and gas property                    ---       6,155         ---
                                                    ---------   ---------   ---------
       Total expenses                               4,174,514   2,151,522   1,279,115
                                                    ---------   ---------   ---------
  Earnings before income taxes                        328,316     253,528     214,341

Income Taxes:
  Provision for income taxes                          159,749      86,199      45,000
                                                     --------   ---------   ---------
Net earnings                                     $    168,567     167,329     169,341
                                                     ========   =========   =========
Weighted average number of
    shares outstanding                              1,417,087   1,417,087   1,417,087
                                                    =========   =========   =========

Basic and diluted earnings per share             $       .12          .12         .12
                                                    =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2000, 1999 and 1998

                                                             Additional
                                          Common Stock        Paid-in     Accumulated
                                        Shares     Amount     Capital   (Deficit)/Earnings


Balances at December 31, 1997         1,417,087     70,854   1,890,005   (238,420)

   Net earnings                             ---        ---         ---    169,341
                                      _________   ________   _________   ________
Balances at December 31, 1998         1,417,087     70,854   1,890,005    (69,079)

   Net earnings                             ---        ---         ---    167,329
                                      ---------   --------   ---------   --------
Balances at December 31, 1999         1,417,087     70,854   1,890,005     98,250

   Net earnings                             ---        ---         ---    168,567
                                      ---------   --------   ---------   ---------
Balances at December 31, 2000         1,417,087     70,854   1,890,005    266,817
                                      =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2000, 1999 and 1998
                                                                2000         1999         1998
Cash flows from operating activities:
  Net earnings                                           $    168,567      167,329      169,341
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
      Depreciation, depletion and amortization                528,451      273,960      117,648
      (Gain) loss on sale of oil and gas properties               ---        6,155       (8,553)
      Deferred federal income tax expense                       9,659       86,199       45,000
      Impairment in value of oil and gas property             738,899      242,389       60,165
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                           13,413      (67,848)      (7,456)
        Increase (decrease) in trade accounts payable         167,896      157,154      (40,429)
        Increase (decrease) in deferred revenue               (83,114)      83,114          ---
                                                             ---------    ---------    ---------
    Net cash provided by operating activities               1,543,771      948,452      335,716
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                    ---        1,000       10,370
  Additions to oil and gas properties                        (752,636)    (798,522)    (805,768)
  Proceeds from sale of equipment                                 ---        6,900          ---
  Purchases of equipment                                      (25,776)    (109,631)         ---
                                                             ---------    ---------    ---------
    Net cash used in investing activities                    (778,412)    (900,253)    (795,398)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on notes payable                               3,500,000    3,368,581    1,400,000
  Repayments of notes payable                              (1,723,022)  (2,710,897)    (945,780)
                                                             ---------    ---------    ---------
    Net cash provided by financing activities               1,776,978      657,684      454,220
                                                             ---------    ---------    ---------
    Net increase (decrease) in cash                         2,542,337      705,883       (5,462)

    Cash and cash equivalents at
      beginning of year                                     1,805,685    1,099,802    1,105,264
                                                            ---------     --------     --------
    Cash and cash equivalents at
      end of year                                        $  4,348,022    1,805,685    1,099,802
                                                            ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid                                          $    161,839      181,789      123,848
                                                            ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2000, 1999 and 1998


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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from three customers in 2000, four customers in 1999 and four customers in 1998 as follows: 2000 - 36%, 25%, and 23%, 1999 - 33%, 22%, 18%, 18%, and
1998 - 21%, 22% 18%, 14%,. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

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

(2) Notes Payable

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                              2000          1999
Line of credit with a bank under which it may borrow
  up to $200,000. Interest payable quarterly at 7.30%,
  secured by $200,000 of certificates of deposit. The
  line of credit matures on April 28, 2000.             $        ---       200,000

A note with a bank. Interest payable quarterly at
  7.63%, secured by $300,000 certificate of deposit.
  The note matures on April 25, 2001.                        300,000           ---

A note with a bank.  Interest payable monthly at 8%
  by a $200,000 certificate of deposit.  The note
  matures on April 25, 2001.                                 200,000           ---

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $1,718,028.
  Interest accrues at .5% above the prime rate,
  with monthly payments of principal of $36,000 plus
  accrued interest. The note matures in August 2003.       1,099,075     1,534,768

Line of credit with a bank under which it may borrow
  up to $1,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures in August 2000.                     ---      1,000,000

Promissory notes with Robert Watson, Inc. The
  original amounts of the notes were $100,000.
  Interest accrues at 10%, with interest
  payments due monthly. The principal amount
  is due on March 23, 2002.                                      ---         50,000

A promissory note with Linda R. Watson. The
original amount of the note was $21,000.
Interest accrues at 10%, with interest payments
due monthly. The principal amount is due on
April 12, 2002.                                                  ---         21,000

Line of credity with a bank under which it may borrow      3,000,000           ---
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures on October 1, 2001.

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2003, secured by equipment.        36,808        53,136
                                                           ---------     ---------
Total debt                                                 4,635,883     2,858,904
Less current installments                                 (3,944,609)   (1,648,316)
                                                           ---------     ---------
Long-term bank debt, excluding current installments     $    691,274     1,210,588
                                                           =========       =======

All notes and long-term debt are personally guaranteed by Robert N. Watson, Jr. President.


Future maturities of long-term debt are as follows:

            2001           $3,944,609
            2002              445,724
            2003              245,550
            2004                  ---
                            ---------
                  Total    $4,635,883
                            =========

                             Texas Vanguard Oil Company

                            Notes to Financial Statements



(3) Related Party Transactions

The Company and a company owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. None of the Company's officers earn a salary. The affiliated company received $174,000, $150,000, and $150,000 as compensation for performance of those services during the years ended December 31, 2000, 1999 and 1998, respectively. Effective January 1, 2001 the agreement was continued with terms of $16,750 per month through December 31, 2001.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease expiring June 30, 2001.
Rent expense incurred under this lease was $19,800, $17,100 and $15,000 for the years ended December 31, 2000, 1999, and 1998, respectively.
Future minimum lease payments for 2001 are $10,200.

As of December 31, 1999 the Company had notes payable to individual directors of the Company in the amounts of $71,000. The notes are unsecured, bear interest at 10%, and are due in March 2002. The notes were retired during 2000.

Robert Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

A Director of the Company received $22,000 for engineering consultant work done during the year ended December 31, 2000.

In addition, the Company purchases materials and services from two businesses in which the President of the Company owns an interest. These purchases represent less than 5% of the Company's total oil field purchases.


(4) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of
34% to income before income taxes as follows:
                                                                2000        1999      1998
   Current  tax expense at statutory rate                 $    150,090        ---     72,876
   Deferred tax (benefit)                                        9,659     86,199    (27,876)
                                                              _________   ________   _______
                                                          $    159,749     86,199     45,000
                                                              =========   ========   =======

                             Texas Vanguard Oil Company

                           Notes to Financial Statements

(4) Federal Income Taxes cont.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 is presented below:

                                                                        2000        1999
   Deferred tax asset:
     Net operating loss carryforward                            $         ---      49,070
                                                                     ---------   ---------
     Net deferred tax asset                                               ---      49,070
                                                                     ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil and gas property,
      due to differences in depreciation and abandonment             (262,859)   (302,269)
                                                                     ---------   ---------
   Total deferred tax liability                                 $    (262,859)   (253,199)
                                                                     =========   =========


The Company currently has no Federal income tax liability.

The Company has accumulated losses for Federal income tax purposes of approximately $-0-, $144,000 and $360,000 as of December 31, 2000, 1999
and 1998, respectively, which may be carried forward and used to reduce taxable income in future years. The carryforwards begin to expire in 2009.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2000.

(6) Subsequent Events

After December 31, 2000 the Company repaid $3,000,000 under a line of credit agreement and a note payable in the amount of $300,000.


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2000, 1999 and 1998
                             (Unaudited)

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

                                      2000                       1999                       1998
                                 Oil        Gas             Oil         Gas            Oil         Gas
                                BBLS        MCF            BBLS         MCF           BBLS         MCF
Proved developed
   and undeveloped
   reserves:
Beginning of year              784,268    8,074,537        532,866    6,335,643       589,677    4,017,066
Revisions of
   previous estimates           94,257     (516,233)        39,906      310,080       134,306    1,065,501
Extensions
   and Discoveries               1,953        1,167            ---          ---         9,111        8,536
Purchase of
   minerals in place           267,594    1,026,301        272,164    2,064,501       117,741    1,692,921
Sale of minerals                   ---          ---            ---          ---           ---       14,007
Production                     (82,328)    (597,100)       (60,668)    (635,687)      (49,357)    (434,374)
                             ----------   ----------     ----------   ----------    ----------   ---------
End of year                  1,065,744    7,988,672        784,268    8,074,537       532,866    6,355,643
                             ==========   ==========     ==========   ==========    ==========   =========
Proved developed
   reserves:
Beginning of year              784,268    8,074,537        532,866    6,335,643       589,677    4,017,066
End of year                  1,065,744    7,988,672        784,268    8,074,537       532,866    6,355,643

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

                                                          December 31,
                                                     2000           1999           1997
Future cash inflows                         $    58,065,418     42,261,801     21,580,020
Future production and development costs         (24,292,586)   (19,548,730)   (10,480,296)
Future income tax expenses                       (9,796,114)   ( 6,032,465)    (2,510,533)
                                                ------------   ------------   ------------
     Future net cash flows                       23,976,718     16,680,606      8,589,191

10% annual discount for estimated
 timing of cash flows                            (9,818,074)    (6,600,380)    (3,400,245)
                                                ------------   ------------   ------------
Standardized measure of discounted
 future net cash flows                      $    14,158,644     10,080,226      5,188,946
                                                ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
                                                          2000         1999         1998
Changes:
    Sale of oil and gas produced, net of
      production costs                            $   (1,772,933)  (1,861,714)  (1,137,988)
    Net changes in prices and production costs           363,080      664,361     (342,888)
    Purchase of minerals in place                        922,259      994,781      348,974
    Extensions and discoveries                             4,541          ---        8,254
        Sales                                                ---          ---       (2,115)
    Revisions of previous quantity estimates              92,042      151,501      137,819
    Accretion of discount                              1,008,023      438,635      518,895
    Other                                              3,461,406    5,306,316     (333,551)
                                                      ----------   ----------    ----------
        Net changes                                    4,078,418    5,693,880     (802,600)

Beginning balance - standardized measure
    of discounted future net cash flows               10,080,226    4,386,346    5,188,946
                                                      ----------   ----------   -----------
Ending balance - standardized measure of
    discounted future net cash flows              $   14,158,644   10,080,226    4,386,346
                                                      ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
                                                       Years ended December 31,
                                                      2000         1999         1998
Unproven oil and gas properties
    (including wells in progress)             $     166,630      166,630      166,630

Proven oil and gas properties                     3,882,968    3,870,177    3,327,677

Accumulated depletion and amortization           (1,126,604)    (623,516)    (375,162)
                                                  ----------   ----------   ----------
Net capitalized costs                         $   2,922,994    3,413,291    3,119,145
                                                  ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities
                                              Years ended December 31,
                                               2000      1999       1998
Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          752,636   700,284    678,041
Exploration costs                               ---       ---        ---
Development costs                               ---    98,238    127,727

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2000 and 1999 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2000, and notes to financial statements are included in Item 8.

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

10.1   Incentive Stock Option Plan, previously filed as Exhibit 5b to
       Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2   Management contract between Texas Vanguard Oil Company and Robert Watson,
       Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to First State Bank  dated April 25, 2000.

10.5   Note payable to First State Bank dated December 12, 2000.

10.6   Note payable to Bank United dated July 29, 1999.

10.7   Note payable to Bank United dated October 1, 2000.


(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 24, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Robert N. Watson, Jr.
Robert N. Watson, Jr., President,
Director, Chairman of the Board,
Principal Executive Officer and
Principal Financial and Accounting
Officer
March 24, 2001

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 24, 2001
March 24, 2001


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Robert N. Watson, Jr.                 CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

Linda R. Watson
Secretary/Treasurer                   INDEPENDENT ACCOUNTANTS
and Director                          Sprouse & Winn, L.L.P.
                                      Austin, Texas
Robert L. Patterson
Director                              TRANSFER AGENT
                                      Computershare Trust Company, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      2000 ANNUAL SHAREHOLDERS MEETING
                                      June 15, 2001, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         7.63%
Principal Amount:     $300,000.00
Funding Date:          April 25, 2000
Maturity Date:         April 25, 2001

Promise to Pay: Texas Vanguard Oil Company ("Borrower") promises to pay First State Bank ("Lender"), or order, in lawful money of the United State of America the principal sum of THREE-HUNDRED THOUSAND AND NO/100 DOLLARS, ($300,000.00) or so much as may be outstanding, together at the rate of 7.63% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance maturity, whichever occurs first.

Choice of Usury Ceiling and interest rate: The interest rate of this Note has been implemented under the "Weekly Rate" as referred to in Section 303.002 and 300.003 of the Texas Finance Code.However, Lender reserves the right to implement a different interest rate and to renew such rate, provided Lender complies with the requirements of Sections 303.101, 102, and 103 of the Texas Finance Code.

Payment: Borrower will pay this loan on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on April 25, 2001. In addition, Borrower will pay regular quarterly payments of accrued unpaid interest beginning July 24, 2000, and all subsequent interest payments are due on the same day of each quarter after that. Interest on this note is computed on a 365/366 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year (366 during leap years), multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and lay charges. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled payment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled payment date to justify the payment.

Prepayment: Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

Post Maturity Rate: The Post Maturity Rate on this Note is 18.000% per annum. Borrower will pay interest on all sums due after final maturity, whether by acceleration or otherwise, at that rate, with the exception of any amounts added to the principal balance of this Note based on Lender's payment of insurance premiums, which will continue to accrue interest at the pre-maturity rate.

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

Lender's Rights: Upon default, Lender may declare the entire indebtedness, including the unpaid principal on this Note, all accrued unpaid interest, and all other amounts, cost and expenses for which Borrower is responsible under this Note or any other agreement with Lender pertaining to this loan, immediately due, without notice, and then Borrower will pay that amount. Lender may hire an attorney to help collect this Note if Borrower does not pay, and Borrower will pay Lender's reasonable attorneys' fees. Borrower also will pay Lender all other amounts actually incurred by Lender as court costs, lawful fees for filing, recording, or releasing to any public office any instrument securing this loan; the reasonable cost actually expended for repossessing, storing, preparing for sale, and selling any security; and fees for noting a lien on or transferring a certificate of title to any motor vehicle offered as security for this loan, or premiums or identifiable charges received in connection with the sale of authorized insurance. This Note has been delivered to Lender and accepted by Lender in the State of Texas. If there is a lawsuit, and if the transaction evidenced by this Note occurred in Bell County, the State of Texas. This Note shall be governed by and construed in accordance with the laws of the State of Texas and applicable Federal Laws.

Line of Credit: This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or other wise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: Robert Watson, Jr., President. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of the Note or any agreement that Borrower or any guarantor has with Lender, including this agreement made in connection with the signing of this Note;(b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower: This revolving line of credit shall not be subject to Chapter 346 of the Texas Finance Code.

Dishonored Check Charge: In the event a check offered in full or partial payment on this loan is returned unpaid, Lender may charge a fee for the purpose of defraying the expense incident to handling such returned check, and borrower agrees to pay such fee. The fee shall not exceed the maximum amount permitted under applicable law.

General Provisions: This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on demand. Notice: Under no circumstances (and not withstanding any other provisions of this Note) shall the interest charge, collected, or contracted for on this Note exceed the maximum rate permitted by law. The term "maximum rate permitted by law" as used in this Note means the greater of (a) the maximum rate of interest permitted under federal or other law applicable to the indebtedness evidenced by this Note, or (b) the higher, as of the date of this Note, of the "Weekly Ceiling" or the "Quarterly Ceiling" as referred to in Sections 303.002, 303.003, and 303.006 of the Texas Finance Code. If any part of this Note cannot be enforced, this fact will not affect the rest of the Note. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

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

Signed: Robert N.Watson, Jr.,  President
Texas Vanguard Oil Company


                               EXHIBIT 10.5

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         8.00%
Principal Amount:     $200,000.00
Funding Date:          December 12, 2000
Maturity Date:         April 25, 2001

Promise to Pay: Texas Vanguard Oil Company ("Borrower") promises to pay First State Bank ("Lender"), or order, in lawful money of the United State of America the principal sum of TWO-HUNDRED THOUSAND AND NO/100 DOLLARS, ($200,000.00) or so much as may be outstanding, together at the rate of 8.00% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance maturity, whichever occurs first.

Choice of Usury Ceiling and interest rate: The interest rate of this Note has been implemented under the "Weekly Rate" as referred to in Section 303.002 and 300.003 of the Texas Finance Code.However, Lender reserves the right to implement a different interest rate and to renew such rate, provided Lender complies with the requirements of Sections 303.101, 102, and 103 of the Texas Finance Code.

Payment: Borrower will pay this loan on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on April 25, 2001. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning January 25, 2001, and all subsequent interest payments are due on the same day of each month after that. Interest on this note is computed on a 365/366 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year (366 during leap years), multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and lay charges. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled payment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled payment date to justify the payment.

Prepayment: Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

Post Maturity Rate: The Post Maturity Rate on this Note is 18.000% per annum. Borrower will pay interest on all sums due after final maturity, whether by acceleration or otherwise, at that rate, with the exception of any amounts added to the principal balance of this Note based on Lender's payment of insurance premiums, which will continue to accrue interest at the pre-maturity rate.

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

Lender's Rights: Upon default, Lender may declare the entire indebtedness, including the unpaid principal on this Note, all accrued unpaid interest, and all other amounts, cost and expenses for which Borrower is responsible under this Note or any other agreement with Lender pertaining to this loan, immediately due, without notice, and then Borrower will pay that amount. Lender may hire an attorney to help collect this Note if Borrower does not pay, and Borrower will pay Lender's reasonable attorneys' fees. Borrower also will pay Lender all other amounts actually incurred by Lender as court costs, lawful fees for filing, recording, or releasing to any public office any instrument securing this loan; the reasonable cost actually expended for repossessing, storing, preparing for sale, and selling any security; and fees for noting a lien on or transferring a certificate of title to any motor vehicle offered as security for this loan, or premiums or identifiable charges received in connection with the sale of authorized insurance.

Governing Law: This Note has been delivered to Lender and accepted by Lender in the State of Texas.

Choice of Venue: If there is a lawsuit, and if the transaction evidenced by this Note occurred in Bell County, the State of Texas. This Note shall be governed by and construed in accordance with the laws of the State of Texas and applicable Federal Laws.

Line of Credit: This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or other wise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: Robert Watson, Jr., President. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of the Note or any agreement that Borrower or any guarantor has with Lender, including this agreement made in connection with the signing of this Note;(b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower: This revolving line of credit shall not be subject to Chapter 346 of the Texas Finance Code.

Dishonored Check Charge: In the event a check offered in full or partial payment on this loan is returned unpaid, Lender may charge a fee for the purpose of defraying the expense incident to handling such returned check, and borrower agrees to pay such fee. The fee shall not exceed the maximum amount permitted under applicable law.

Successor Interests: The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

General Provisions: This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on demand. Notice: Under no circumstances (and not withstanding any other provisions of this Note) shall the interest charge, collected, or contracted for on this Note exceed the maximum rate permitted by law. The term "maximum rate permitted by law" as used in this Note means the greater of (a) the maximum rate of interest permitted under federal or other law applicable to the indebtedness evidenced by this Note, or (b) the higher, as of the date of this Note, of the "Weekly Ceiling" or the "Quarterly Ceiling" as referred to in Sections 303.002, 303.003, and 303.006 of the Texas Finance Code. If any part of this Note cannot be enforced, this fact will not affect the rest of the Note. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

Prior to signing this note, Borrower read and understood all of the provisions of this Note. Borrower agrees to the terms of the note and acknowledges receipt of a completed copy of the Note.

Borrower:
Texas Vanguard Oil Company

Signed: Robert N.Watson, Jr.,  President
Texas Vanguard Oil Company


                               EXHIBIT 10.6

VARIABLE RATE COMMERCIAL PROMISSORY NOTE:

Bank United ("Lender")
401 West Texas
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $1,718,027.98
Funding Date:          July 29, 1999
Maturity Date:         August 1, 2003
Customer Number:       053769
Loan Number:           700-053769-0004

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

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half percent (.5%), provided, that if on any day the Stated Rate shall exceed the Ceiling Rate for that day, then the Stated Rate shall be fixed at the Ceiling Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Ceiling Rate.

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


                               EXHIBIT 10.7

PROMISSORY NOTE (REVOLVING LINE OF CREDIT):

Bank United ("Lender")
401 West Texas
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $3,000,000.00
Funding Date:          October 1, 2000
Maturity Date:         October 1, 2001
Loan Number:           700-053769-0006

For value received, Borrower promises to pay to the order of Lender indicated above the principal amount of THREE MILLION DOLLARS ($3,000,000.00), or so much thereof as may be advanced hereunder prior to maturity, together with interest from date until maturity on the unpaid principal balance thereof from time to time outstanding at the Stated Rate and with interest on all past due amounts, both principal and accrued interest, at the Past Due Rate, provided, that for the full term of this Note the interest rate produced by the aggregate of all sums paid or agreed to be paid to the holder of this Note for the use, for-bearance or detention of the debt evidenced hereby shall not exceed the Ceiling Rate.

This Note is described in and is subject to the terms and provisions of that certain Loan Agreement dated July 29, 1997 as amended by those certain First, Second,Third and Fourth Amendments to Loan Agreement dated July 29, 1998, December 23, 1998, July 29, 1999 and October 1, 2000 (hereinafter collectively referred to as the "Loan Agreement") by, between and among Bank United, Maker and Robert N. Watson Jr.as "Guarantor". The Loan Agreement, among other things, contains provisions regarding the "Borrowing Base," as defined in the Loan Agreement and for acceleration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half percent (.5%), provided, that if on any day the Stated Rate shall exceed the Ceiling Rate for that day, then the Stated Rate shall be fixed at the Ceiling Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Ceiling Rate.

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

The above sum and accrued interest shall be due and payable as follows:

(a) Interest shall be due and payable monthly as it accrues on the unpaid principal balance to the date of each installment, payment beginning November 1, 2000 and continuing on the 1st day of each month thereafter until and including September 1, 2001.

(b) On October 1, 2001, the remaining balance, including principal and interest, then remaining unpaid on this Note shall be due and payable.

This note is a revolving line of credit having an original commitment amount of $3,000,000.00. The unpaid principal balance of this Note at any time shall be the total of amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made herein by or for Maker. Maker may use all or any part of the credit provided for herein at any time before October 1, 2001. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed $3,000,000.00.

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

This Note along with the Term Promissory Note described below is secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated July 29, 1997 as amended by that certain First Amendment to Deed of Trust dated July 29, 1998, as amended by that certain Second Amendment to Deed of Trust dated December 23, 1998 as amended by that certain Third Amendment to Deed of Trust dated July 29, 1999 and as amended by that certain Fourth Amendment to Deed of Trust dated October 1, 2000 (hereinafter collectively referred to as "Deed of Trust"), from Maker (herein also sometimes referred to as "Grantor") originally to John
E. Grist, Trustee and now to Randolph C. Henson, as Substitute Trustee, for the benefit of Payee, covering any and all of Maker's interest, whether now owned or hereafter acquired, in and to various oil and gas interests including leasehold royalty, mineral and overriding royalty interests,located in Bastrop, Crane, DeWitt, Fayette, Kent and Lee Counties, Texas. Additionally, this Note is subject to the terms and conditions of the Loan Agreement set out above. Failure to describe all or part of the security shall not be considered as a waiver of such security.

At the option of the owner or holder hereof, all amounts due and unpaid hereunder shall be accelerated and shall become immediately due and payable upon the occurrence of any of the following events: default in the making of any payment as herein agreed or in the payment of any principal or interest due under any other indebtedness of Maker, whether primary or secondary, to Payee including, but not limited to, that certain Revolving Line of Credit
Note dated July 29, 1999 as amended on October 1, 2000, executed by Maker and payable to Payee in the original principal amount of $1,718,027.98 (hereinafter referred to collectively as "Term Note"); the failure of Maker to keep and perform any covenants herein or in the Deed of Trust and Loan Agreement described above or any other agreements otherwise made with Payee; any event that threatens the value of the collateral; any event that cast doubt on the ability of Maker to repay the loan;the dissolution of Maker; any proceedings or arrangements in bankruptcy by or against Maker; Maker becomes insolvent; or any assignments or receiverships, whether in or out of court, of Maker or any of Maker's property for the benefit of Maker's creditors. Payee may exercise any other available remedies, and failure to exercise any remedy shall not constitute a waiver at any other time.

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

This note is given in renewal and extension, but expressly not in extinguishment, of that certain Promissory Note dated July 29, 1999 having an original commitment amount of $1,000,000.00 executed by Maker and payable to Payee ("Original Note"), which Note is secured by the Deed of Trust described above. All liens, assignments and security interests securing the payment of said Original Note are hereby ratified, confirmed, renewed, extended, rearranged and brought forward as security for the payment of this Note.


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

This loan is payable in full on October 1,2001 or upon acceleration for any reason. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Bank is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the bank you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same bank.

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

Dated the 1st day of October, 2000 although executed on the 19th day of October 2000.


BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT