Form 10-Q
period 2001-03-31
TEXAS VANGUARD OIL CO
filed 2001-05-14
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549



                                      FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001             Commission File No. 1-10437

                             TEXAS VANGUARD OIL COMPANY
           (Exact name of registrant as specified in its charter)

	Texas                                         74-2075344
(State or other jurisdiction of          (IRS EmployerIdentification No.)
 incorporation or organization

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

Class                                  Outstanding at March 31, 2001
Common Stock, $.05 par value                   1,417,087 shares

               TEXAS VANGUARD OIL COMPANY
                           INDEX

                                                                   Page Number
Part I. Financial Information

Item 1 - Financial Statements

         Condensed Balance Sheets -
           March 31, 2001 and December 31, 2000                           3

         Condensed Statements of Earnings -
           Three months ended March 31, 2001 and 2000                     4

         Condensed Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000                     4

         Notes to the Condensed Financial Statements                      5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

Part II. Other Information                                                7

Signatures                                                                8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                    PART I. FINANCIAL INFORMATION
                    Item 1. Financial Statements

                     TEXAS VANGUARD OIL COMPANY
                      Condensed Balance Sheets
                           (Unaudited)

                            Assets
                                                     March 31,    December 31,
                                                        2001          2000
Current assets:
  Cash and temporary investments                  $  1,136,133      4,348,022
  Trade accounts receivable                            105,027        142,295
                                                     _________      _________
         Total current assets                        1,241,160      4,490,317

Property and equipment, at cost:
  Oil and gas properties - successful efforts
     method of accounting                            3,653,811      4,049,598
  Office furniture and vehicles                        232,081        191,531
                                                     _________      _________
                                                     3,885,892      4,241,129
  Less accumulated depreciation, depletion
      and amortization                              (1,283,691)    (1,208,212)
                                                     _________      _________
        Total property and equipment                 2,602,201      3,032,917
                                                     _________      _________
Other assets                                             1,000          1,000
                                                     _________      _________
        TOTAL ASSETS                             $   3,844,361      7,524,234


            Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                         $      84,090        247,726
  Income tax payable                                   175,193        150,090
  Notes payable and current installments
     of long-term debt                                 486,739      3,944,609
                                                     _________      _________
       Total current liabilities                       746,022      4,342,425
                                                     _________      _________
Deferred tax liability                                 262,859        262,859
Long-term debt, excluding current
 Installments                                          559,075        691,274
                                                     _________      _________
       Total liabilities                             1,567,956      5,296,558
                                                     _________      _________
Stockholders' equity:
  Common stock                                          70,854         70,854
  Additional paid-in capital                         1,890,005      1,890,005
  Accumulated earnings                                 315,546        266,817
                                                     _________      _________
       Total stockholders' equity                    2,276,405      2,227,676
                                                     _________      _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     3,844,361      7,524,234

See accompanying notes to condensed financial statements.

                        TEXAS VANGUARD OIL COMPANY
                     Condensed Statements of Earnings
                               (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2001           2000
Revenue:
  Operating revenue                              $   1,501,311        891,090
Other income                                             7,222          2,418
                                                     _________      _________
     Total revenue                                   1,508,533        893,508
                                                     _________      _________
Costs and expenses:
  Production cost                                      584,035        379,292
  Exploration cost                                     131,623            793
  Depreciation, depletion and amortization              75,479        103,493
  General and administrative                           101,317         79,562
  Abandonment of leaseholds                            511,000         16,899
  Interest                                              31,247         47,256
                                                     _________      _________
     Total costs and expenses                        1,434,701        627,295
                                                     _________      _________
     Earnings before federal income taxes               73,832        266,213
Federal income taxes:
  Federal income tax expense                            25,103         90,512
                                                     _________      _________
Net earnings                                    $       48,729        175,701
                                                     _________      _________
Weighted average number of shares outstanding        1,417,087      1,417,087
                                                     _________      _________
Basic and diluted earnings per share            $       .03            .12
                                                     =========      =========

                   TEXAS VANGUARD OIL COMPANY

               Condensed Statements of Cash Flows
                         (Unaudited)
                                                      Three months ended
                                                             March 31,
                                                        2001           2000
Net cash provided by operating activities        $     533,943       167,754

Net cash used in investing activities                 (155,763)      (47,615)

Net cash used in financing activities               (3,590,069)   (1,313,442)
                                                     _________     _________
Net change in cash and temporary investments        (3,211,889)   (1,193,303)

Cash and temporary investments at
  beginning of period                                4,348,022     1,805,685
                                                     _________     _________
Cash and temporary investments at
  end of period                                 $    1,136,133       612,382
                                                     =========     =========

See accompanying notes to condensed financial statements.

               TEXAS VANGUARD OIL COMPANY

          Notes to Condensed Financial Statements
                      (Unaudited)

                    March 31, 2001

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

Costs related to acquiring unproved lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impair-ment, the costs are charged to expense. Depreciation, depletion and amort-ization of proved oil and gas property costs, including related equipment and facilities, is provided using the units-of-production method.

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

RESULTS OF OPERATIONS

Operating revenues increased by $610,221 (68%) for the three-month period ended March 31, 2001 from the comparable prior-year period primarily as a result of higher oil prices in 2001 as compared to 2000 as well as an increase in the number of properties owned and operated by the Company. The $204,743 (54%) increase in production cost for the three-month period ended March 31, 2001 as compared to 2000 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties in addition to the application of new technology by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month period ended March 31, 2001 increased $21,755 (27%) as compared to the prior year period. Interest expense decreased approximately $16,009 (34%) for the three-month period ended March 31, 2001 from the comparable prior-year period primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $28,014 (27%) for the three-month period ended March 31, 2001 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month period ended March 31, 2001, the Company provided a provision of $511,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2001, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2001 has increased to 1.66 to 1 from 1.03 to 1 at December 31, 2000. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $533,943 for the three months ended March 31, 2001. Notes payable and long-term debt decreased by $3,590,069 for the three-month period ended March 31, 2001, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2001. The Company cannot predict how prices will vary during the remainder of 2001 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact of the Company's operations.

PART II.


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits: None.

b) Reports on Form 8-K: None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEXAS VANGUARD OIL COMPANY
                                     _____________________________________
                                     (Registrant)


                                     Robert N. Watson, Jr., President
                                     _____________________________________
                                     Robert N. Watson, Jr., President
                                     (Principal Financial and
                                     Accounting Officer)


Date: May 9, 2001