Form 10-Q
period 2001-06-30
TEXAS VANGUARD OIL CO
filed 2001-08-14
CIK 315261

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

For the Quarter Ended June 30, 2001              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2001
Common Stock, $.05 par value                         1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY



                                     INDEX


                                                                   Page
                                                                  Number
Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2001 and December 31, 2000                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2001 and 2000          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2001 and 2000                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets

                                                        June 30,   December 31,

                                                          2001         2000
     Current assets:
          Cash and temporary investments             $ 1,274,402    4,348,022
          Trade accounts receivable                      109,369      142,295
                                                       ---------    ---------
              Total current assets                     1,383,771    4,490,317
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   3,712,090    4,049,598
      Office furniture and vehicles                      232,081      191,531
                                                       ---------    ---------
                                                       3,944,171    4,241,129

     Less accumulated depreciation, depletion and
            amortization                              (1,350,257)  (1,208,212)
                                                       ---------    ---------
              Total property and equipment             2,593,914    3,032,917
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 3,978,685    7,524,234
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     67,173     247,726
      Income tax payable                                  176,133     150,090
      Notes payable and current installments
        of long-term debt                                 483,622   3,944,609
      Reserve for future abandonment costs                215,000         ---
                                                        ---------   ---------
           Total current liabilities                      941,928   4,342,425
                                                        ---------    --------
   Deferred tax liability                                 262,859     262,859
   Long-term debt, excluding current installments         451,075     691,274

                                                        ---------   ---------
           Total Liabilities                            1,655,862   5,296,558

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained earnings                                   361,964     266,817
                                                        ---------   ---------
            Total stockholders' equity                  2,322,823   2,227,676
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,978,685   7,524,234
                                                        ---------   ---------



See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2001       2000        2001        2000
  Revenue:
   Operating revenue            $ 1,339,283     990,462   2,840,594   1,881,552
   Other income                      10,425       3,597      17,647       6,105
                                  ---------   ---------   ---------   ---------
     Total revenue                1,349,708     994,059   2,858,241   1,887,567
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  710,856     595,317   1,294,891     974,609
   Exploration cost                 165,636          78     297,259         871
   Depreciation, depletion
       and amortization              66,566     115,738     142,045     219,231
   General and
       administrative               101,393      85,507     202,710     165,069
   Abandonment of leaseholds        215,000     139,750     726,000     156,649
   Interest                          19,926      39,955      51,173      87,211
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,279,377     976,345   2,714,078   1,603,640
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes         70,331      17,714     144,163     283,927
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax        23,912       6,023      49,015      96,535
                                  ---------    --------   ---------   ---------
      Net earnings              $    46,419      11,691      95,148     187,392
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,417,087   1,417,087   1,417,087   1,417,087
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .03         .01         .07         .13
                                  =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                       2001        2000

Net cash provided by operating activities        $   841,609       488,994

Net cash used in investing activities               (214,043)      (70,392)

Net cash used in financing activities             (3,701,186)   (1,428,334)
                                                    ---------   -----------
Net change in cash and temporary investments      (3,073,620)   (1,009,732)

Cash and temporary investments at
    beginning of period                            4,348,022     1,805,685
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                 $1,274,402       795,953
                                                   ---------     ---------


See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2001

Note 1:  Oil and Gas Properties

Texas Vanguard Oil Company (the "Company") follows the "successful efforts" method of accounting for oil and gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical, carrying and production costs are charged to expense as incurred.

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

RESULTS OF OPERATIONS

Operating revenues increased by $348,821 (35%) and $959,042 (51%) for the three-month and six-month period ended June 30, 2001 from the comparable prior year periods primarily as a result of higher oil prices in 2001 as compared to 2000 as well as an increase in the number of properties owned and operated by the Company. The $115,539 (19%) and $320,282 (33%) increase in production cost for the three-month and six-month periods ended June 30, 2001 as compared to 2000 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties in addition to the application of new technology by the Company which maximizes gas production capabilities.

General and administrative expenses increased $15,886 (19%) and $37,641 (23%) for the three-month and six-month periods ended June 30, 2001 as compared to the prior year periods. Interest expense decreased approximately $20,029 (50%) and $36,038 (41%) for the three-month and six-month periods ended June 30, 2001 from the comparable 2000 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $77,186
(35%) for the six-month period ended June 30, 2001 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2001, the Company provided a provision of $215,000 and $726,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2001, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2001 has increased to 1.47 to 1 from 1.03 to 1 at December 31, 2000. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $841,609 for the six months ended June 30, 2001. Notes payable and long-term debt decreased by $3,701,186 for the six-month period ended June 30, 2001, by using cash on hand and cash generated from operations.

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

PART II.  OTHER INFORMATION


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

Date: August 8, 2001