Form 10-Q
period 2001-09-30
TEXAS VANGUARD OIL CO
filed 2001-11-14
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2001      Commission File No. 1-10437

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
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                 Outstanding at September 30, 2001
 ---------------------                 ---------------------------------
    $.05 par value                            1,417,087 shares

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX


                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets -
            September 30, 2001 and December 31, 2000           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2001 and 2000                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2001 and 2000      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

Signatures                                                     9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)
                                   Assets
                                           September 30,    December 31,
                                               2001            2000
Current assets:
   Cash and cash equivalents              $ 1,140,720       4,348,022
   Trade accounts receivable                  119,138         142,295
                                            ---------       ---------
       Total current assets                 1,259,858       4,490,317
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           3,539,290       4,049,598
   Office furniture and vehicles              240,019         191,531
                                            ---------       ---------
                                            3,779,309       4,241,129
   Less accumulated depreciation,
     depletion and amortization            (1,398,699)     (1,208,212)
                                           -----------      ----------
       Total property and equipment         2,380,610       3,032,917
                                           -----------      ----------
   Other assets                                 1,600           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 3,642,068       7,524,234
                                           -----------      ----------

                  Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                 $    76,311         247,726
   Income tax payable                          55,643         150,090
   Notes payable and current installments
     of long-term debt                        565,499       3,944,609
                                            -----------     ----------
       Total current liabilities              697,453       4,342,425
                                            -----------     ----------
Deferred tax liabilities                      262,859         262,859
Long-term debt, excluding
   current installments                       343,075         691,274
                                           -----------     ----------
       Total liabilities                    1,303,387       5,296,558
Stockholders' equity:
   Common stock                                70,854          70,854
   Additional paid-in capital               1,890,005       1,890,005
   Retained earnings                          377,822         266,817
                                          -----------      ----------
       Total stockholders' equity           2,338,681       2,227,676
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 3,642,068       7,524,234
                                          -----------      ----------

See accompanying notes to condensed financial statements.

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2001       2000           2001       2000

Revenue:
  Operating revenue    $  1,083,284  1,336,010     3,923,878  3,217,562
  Other income               53,240      4,257        70,887     10,272
                          ---------  ---------     ---------  ---------
     Total revenue        1,136,524  1,340,267     3,994,765  3,227,834
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           587,683    721,433     1,882,575  1,696,042
  Exploration cost           64,358         24       361,617        895
  Depreciation, depletion
    and amortization         60,417    158,593       202,462    377,824
  General and
    administrative           94,223     74,834       296,931    239,903
  Abandonment/Impairment
    of leaseholds           289,500    320,000     1,015,500    476,649
  Interest                   16,317     39,204        67,490    126,415
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,112,498  1,314,088     3,826,575  2,917,728
                          ---------  ----------    ---------  ----------
  Earnings before
   federal income taxes      24,026     26,179       168,190    310,106
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income
     tax expense              8,169      8,901        57,185    105,436
                          ---------   ---------    ---------   ---------
       Net earnings       $  15,857     17,278       111,005    204,670
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,417,087   1,417,087    1,417,087  1,417,087
                          =========   =========    =========   =========
Basic and diluted
  earnings per share         .01         .01          .08         .14
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2001         2000
Net cash provided by operating activities  $  1,044,285      951,465

Net cash used in investing activities          (524,278)    (190,703)

Net cash used in financing activities        (3,727,309)  (1,541,026)
                                             -----------    ---------
Net change in cash
  and cash equivalents                       (3,207,302)    (780,264)

Cash and temporary investments at
  beginning of period                         4,348,022    1,805,685
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  1,140,720    1,025,421
                                              =========    =========

See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2001

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

RESULTS OF OPERATIONS

Operating revenues decreased by $252,726 (19%) for the three-month period ended September 30, 2001 from the comparable prior year period primarily due to lower oil prices in the third quarter of 2001 as compared to 2000 and increased $706,316 (22%) for the nine-month period ended September 30, 2001 from the comparable prior-year period primarily due to higher overall oil prices in 2001 as compared to 2000 as well as an increase in the number of properties owned and operated by the Company. Production costs decreased $133,750 (19%) for the three-month period ended September 30, 2001 form the comparable prior year period as the Company endeavored to limit expenses to compensate for lower oil prices during this period. The $186,533 (11%) increase in production cost for the nine-month period ended September 30, 2001 as compared to 2000 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing wells in addition to the installation of new equipment installed by the Company which maximizes gas production capabilities.

General and administrative expenses for the three-month and nine-month period ended September 30, 2001 increased $19,389 (26%) and $57,028 (24%) as compared to the prior year periods. Interest expense decreased approximately $22,887 (58%) and $58,925 (47%) for the three-month and nine-month periods ended September 30, 2001 from the comparable 2000 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $175,362 (46%) for the nine-month period ended September 30, 2001 from the prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2001, the Company provided a provision of $289,500 and $1,015,500 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2001, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2000, has increased to 1.81 to 1 from 1.03 to 1 at December 31, 2000. Cash flow from operations remains positive at $1,044,285 for the nine months ended September 30, 2001. Notes payable and long-term debt decreased by $3,727,309 for the nine-month period ended September 30, 2001, by using cash on hand and cash generated from operations.

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

Date: November 8, 2001