Form 10-K
period 2001-12-31
TEXAS VANGUARD OIL CO
filed 2002-03-28
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2002, there were 1,417,087 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (316,572 shares), based on average bid and asked prices on the aforesaid date, was $943,385.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2001 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2002, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers,such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Aquila Southwest (15% in 2001 and 18% in 1999), Duke Energy/GPM (39% in 2001, 36% in 2000 and 33% in 1999), Scurlock Permian (18% in 1999),
EOTT Energy (23% in 2000 and 22% in 1999) and Plains Marketing (32% in 2001 and 25% in 2000). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities.
The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 2001, the executive officers and directors were as follows:

                    Name                         Offices Held

               Robert N. Watson, Jr.             President, Chairman of the
                                                 Board, Chief Executive Officer
                                                 and Director

               Linda R. Watson                   Secretary, Treasurer and
                                                 Director

               Robert L. Patterson               Director



   Robert N. Watson, Jr. (age 59), received his B.A. and B.B.A. degrees from The University of Texas at Austin in 1966 and 1967. He is a director and President of Robert Watson, Inc., an oil and gas and real estate development firm, which he founded in 1969. He has been a director of the Company and its Chief Executive Officer since 1982.

   Linda R. Watson (age 58), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. Also, she is the wife of Robert N. Watson, Jr.

    Robert L. Patterson (age 62), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2001, the Company had three full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Robert Watson is a director of a company as previously described which has oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a one year lease with a company owned by the President of the Company for
these  facilities  which will  expire  on  June 30, 2002.   The rent for these
facilities is $1,800 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1997 through 2001.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

1997            30     17.72              1        1.11       ---       ---
1998            34     22.22             23       15.12       ---       ---
1999            38     32.61              5        3.91       ---       ---
2000            26     18.45              0        1.22       ---       ---
2001             3      9.46              2        2.31       ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In 1997 and 2000, the net gas interest is larger than the gross gas interest because the Company purchased additional interests in gas wells in which it already owned an interest.

(5) In 2001 the net oil and gas interest is larger than the gross oil and gas interest because the Company purchased additional interest in oil and gas wells in which it already owned an interest.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 2001, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2001, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 2001.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      82    60.19      41       32.99       2,453.85       1,856.70
Burleson          2     1.27     ---         ---       1,258.66         617.28
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)         9     7.86       3         .97         240.00          98.45
DeWitt (b)      ---      ---       2         .16         160.00          12.43
Eastland (b)    ---      ---       4         .09         122.00           1.30
Fayette (b)      11    10.06     ---         ---       1,653.49       1,533.49
Garza (b)         3      .05     ---         ---          30.00            .47
Howard (b)        1      .02     ---         ---          40.00            .63
Kent (b)          9      .66     ---         ---         360.00          26.50
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         109    73.88       4        2.91       2,559.41       1,778.30
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            2     1.82     ---         ---         120.00         112.78
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Pecos             1      .70     ---         ---          40.00          28.00
Ward            ---      ---       2         .16         720.00          29.20
Washington        1     1.00     ---         ---          80.00          80.00
Weston (d)        3      .90     ---         ---         120.00          36.17
Wilson (b)        1      .95     ---         ---          80.00          76.00
             ------   -------  -----       -----       --------       --------
                239   159.44      59       37.86      10,934.32       6,396.20

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

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2001, 2000 and 1999.


                                             2001       2000           1999
  Oil:
     Production volume (barrels)            79,705     82,328         60,668
     Average sales price per barrel   $      23.90      27.73          17.14
  Gas:
     Production volume (MCF)               562,341    597,100        635,687
     Average sales price per MCF      $       4.04      2.89           1.87

  Average production costs per
     equivalent barrel                $      19.80     13.37           7.16


   The worldwide crude oil prices of 2001 continue to fluctuate in 2002. The Company cannot predict how prices will vary during 2002 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2001.

           County               Gross                Net
          Bastrop, TX         2,300.32            1,773.97
          Crane, TX             240.00              205.76
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX           172.31               82.22
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            3,880.00            1,478.00
          Lea, NM             1,094.90              629.90
          Lee, TX             1,821.28            1,281.03
          Martin, TX             40.00               32.78
          Midland, TX           133.33                2.78
          Pecos, TX             280.00              196.00
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             16,680.55            8,033.99
                             =========            ========

All of the 8,033.98 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2001.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2001

        First Quarter               2.875               2.125
        Second Quarter              4.450               2.750
        Third Quarter               3.100               2.300
        Fourth Quarter              2.500               2.200

      Fiscal 2000

        First Quarter               2.000               1.062
        Second Quarter              2.750               1.750
        Third Quarter               3.125               2.000
        Fourth Quarter              2.750               2.063


   At December 31, 2001, the approximate number of holders of record of the Company's common stock was 510. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended December 31,
                          2001        2000        1999         1998        1997

Oil and gas sales   $ 4,395,458   4,200,297   2,122,057   1,298,183   1,496,133
Total revenue         4,849,022   4,502,830   2,405,050   1,493,456   1,663,995
Total expenses       (5,210,533) (4,174,514) (2,151,522) (1,279,115) (1,305,175)
Net earnings (loss)    (238,597)    168,567     167,329     169,341     236,820
Net earnings (loss)
   per share             (.17)        .12         .12        .12         .17
Total assets          6,690,772   7,524,234   5,484,246  4,332,767    3,704,635
Short-term debt       4,138,411   3,944,609   1,648,316  1,718,615      944,605
Long-term debt          239,640     691,274   1,210,588    482,606      802,396
Total liabilities     4,701,693   5,296,558   3,425,137  2,440,987    1,982,196
Stockholders equity $ 1,989,079   2,227,676   2,059,109  1,891,780    1,722,439


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the year ended December 31, 2001 cash decreased by $306,703.During the years ended December 31, 2000 and 1999, cash increased by $2,542,337 and $705,883, respectively. The cash flow from operating activities in 2001 was approximately $577,227, a decrease of $966,544 from 2000. The cash flow from operating activities in 2000 was approximately $1,543,771, an increase of $595,319 from 1999. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $707,144, $752,636, and $798,522 in 2001, 2000 and 1999, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 2001 and 1999 the Company also increased cash by $141,481 and $1,000 respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 2001, the Company had a cash balance of $4,041,292 which represents approximately 92% of its notes payable as compared to the December 31, 2000, cash balance of $4,348,022 which represented approximately 94% of its notes payable.

   Working capital at December 31, 2001 decreased to .98 to 1 from 1.03 to 1 at December 31, 2000. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2002 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2002 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2002 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.The Company had no significant commitments for capital expenditures at December 31, 2001.

   As of December 31, 2001, the Company owed $667,075 and $3,000,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in August 2003 and December 2002, respectively (see note 2 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

  From 1998 to 1999 oil and gas sales increased by 63% from 1999 to 2000 oil and gas sales increased 98%, and from 2000 to 2001 oil and gas sales increased 5%. In 1999, oil production volume increased by 23% at the same time as the average price per barrel increased by 41% to 17.14. Also, in 1999, the gas production volume increased by 46% while the average price per MCF was $1.87. In 2000, oil production volume increased by 36% at the same time as the average price per barrel increased by 62% to $27.73. Also, in 2000, the gas production volume decreased by 6% while the average price per MCF increased by 55% to $2.89. In 2001, oil production volume decreased by 3% at the same time as the average price per barrel decreased by 14% to $23.90. Also, in 2001, the gas production volume decreased by 6% while the average price increased 40% to $4.04 per MCF. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2001, 2000 and 1999 by 41%, 104% and 64%, respectively. These increases are primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties.

  Interest expense decreased by 42% in 2001 over 2000 and 11% in 2000 over 1999 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 2001, depletion decreased in conjunction with the 3% decrease in oil production volume and the 6% decrease in gas production volume.

Total general and administrative expenses increased $104,046 in 2001 and $58,803 in 2000, while 1999 was comparable to the prior year.

   In 2001, 2000 and 1999, the Company provided provisions of approximately $1,015,500, $738,899 and $242,389, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 8, 2002


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2001 and 2000

                                    ASSETS
                                                          2001          2000
Current assets:
    Cash (including certificates of deposit of
       $700,000 and $500,000 in 2001 and 2000,
       pledged)                                     $  4,041,292    4,348,022
    Trade accounts receivable                            194,360      142,295
    Other receivables                                     20,000          ---
                                                       ----------   ---------
            Total current assets                       4,255,652    4,490,317
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               3,474,611    3,882,968
       Unproven properties                               166,630      166,630
Office furniture and equipment, partially pledged        240,019      191,531
                                                       ---------    ---------
                                                       3,881,260    4,241,129
Less accumulated depreciation, depletion and
    amortization                                      (1,447,140)  (1,208,212)
                                                       ---------    ---------
                                                       2,434,120    3,032,917
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  6,690,772    7,524,234
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    185,240      247,726
    Income tax payable                                       ---      150,090
    Notes payable and current installments of
       long-term debt                                  4,138,411    3,944,609
                                                       ---------    ---------
            Total current liabilities                  4,323,651    4,342,425
                                                       ---------    ---------
Deferred tax liability                                   138,402      262,859
Long-term debt, excluding current installments           239,640      691,274
                                                       ---------    ---------
            Total Liability                            4,701,693    5,296,558

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,417,087 issued and
    outstanding                                           70,854       70,854
    Additional paid-in capital                         1,890,005    1,890,005
    Accumulated earnings                                  28,220      266,817
                                                       ---------    ---------
            Total stockholders' equity                 1,989,079    2,227,676
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,690,772    7,524,234
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2001, 2000 and 1999

                                            2001        2000        1999

Revenues:
    Oil and gas sales                $  4,395,458   4,200,297   2,122,057
    Well operation fees                   180,411     183,253     176,244
    Other, net                            192,362     101,739      96,751
    Gain on sale of oil and
      gas property                         41,481         ---         ---
    Interest income                        39,310      17,541       9,998
                                        ---------   ---------   ---------
       Total revenues                   4,849,022   4,502,830   2,405,050
                                        ---------   ---------   ---------
Expenses:
  Production cost                       3,433,226   2,432,114   1,192,821
  Depreciation, depletion
    and amortization                      250,902     528,451     273,960
  Interest expense                         93,648     161,839     181,789
  General and administrative              417,257     313,211     254,408
  Impairment in value of
    oil and gas property                1,015,500     738,899     242,389
  Loss on sale of oil
    and gas property                          ---         ---       6,155
                                        ---------   ---------   ---------
       Total expenses                   5,210,533   4,174,514   2,151,522
                                        ---------   ---------   ---------
  Earnings (loss) before income tax      (361,511)    328,316     253,528

Income Taxes:
  Provision for income tax (benefit)     (122,914)    159,749      86,199
                                         --------   ---------   ---------
Net earnings (loss)                  $   (238,597)    168,567     167,329
                                         ========   =========   =========
Weighted average number of
    shares outstanding                  1,417,087   1,417,087   1,417,087
                                        =========   =========   =========

Basic and diluted earnings
  (loss) per share                   $      (.17)         .12         .12
                                        =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2001, 2000 and 1999

                                                          Additional
                                       Common Stock        Paid-in  Accumulated
                                     Shares     Amount     Capital   (Deficit)/
						                      Earnings

Balances at December 31, 1998     1,417,087     70,854   1,890,005    (69,079)

   Net earnings                         ---        ---         ---    167,329
                                  ---------   --------   ---------   --------
Balances at December 31, 1999     1,417,087     70,854   1,890,005     98,250

   Net earnings                         ---        ---         ---    168,567
                                  ---------   --------   ---------   ---------
Balances at December 31, 2000     1,417,087     70,854   1,890,005    266,817

   Net earnings (loss)                  ---        ---         ---   (238,597)
                                  ---------   --------   ---------   --------
Balances at December 31, 2001     1,417,087     70,854   1,890,005     28,220
                                  =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2001, 2000 and 1999

                                               2001         2000         1999

Cash flows from operating activities:
 Net earnings (loss)                     $  (238,597)     168,567      167,329
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       250,902      528,451      273,960
    (Gain) loss on sale of oil and
      gas properties                         (41,481)         ---        6,155
    Impairment in value of oil and
      gas property                         1,015,500      738,899      242,389
  Changes in assets and liabilities:
    (Increase) decrease in receivables       (72,065)      13,413      (67,848)
    Increase (decrease) in payables         (212,576)     167,896      157,154
    Increase (decrease) in deferred
      federal income tax                    (124,456)       9,659       86,199
    Increase (decrease) in deferred
      revenue                                    ---      (83,114)      83,114
                                            ---------    ---------    ---------
Net cash provided by
  operating activities                       577,227    1,543,771      948,452
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Proceeds from sale of oil and
  gas properties                             141,481          ---        1,000
 Additions to oil and gas properties        (707,144)    (752,636)    (798,522)
 Proceeds from sale of equipment              15,660          ---        6,900
 Purchases of equipment                      (76,123)     (25,776)    (109,631)
                                            ---------    ---------    ---------
   Net cash used in investing activities    (626,126)    (778,412)    (900,253)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable               3,700,000    3,500,000    3,368,581
 Repayments of notes payable              (3,957,831)  (1,723,022)  (2,710,897)
                                           ---------    ---------    ---------
   Net cash provided (used) by
     financing activities                   (257,831)   1,776,978      657,684
                                           ---------    ---------    ---------
   Net increase (decrease) in cash          (306,730)   2,542,337      705,883

   Cash and cash equivalents at
     beginning of year                     4,348,022    1,805,685    1,099,802
                                           ---------     --------     --------
   Cash and cash equivalents at
     end of year                         $ 4,041,292    4,348,022    1,805,685
                                          ==========   ==========   ==========
Supplemental disclosure of
  cash flow information:
 Interest paid                           $    93,648      161,839      181,789
                                          ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2001, 2000 and 1999


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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from three customers in 2001, three customers in 2000, and four customers in 1999 as follows: 2001 - 39%, 32%, 15%, 2000 - 36%, 25%, 23%, and 1999 - 33%, 22%, 18%, 18%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

Use of Estimates - Consistent with the requirements of generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in order to prepare these financial statements. Actual results could differ from those estimates.

(2) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                           2001          2000


A note with a bank. Interest payable quarterly at
  7.63%, secured by $300,000 certificate of deposit.
  The note matures on April 25, 2001.                  $      ---      300,000

A note with a bank.  Interest payable monthly at 8%
  by a $200,000 certificate of deposit.  The note
  matures on April 25, 2001.                                  ---      200,000

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $1,718,028.
  Interest accrues at .5% above the prime rate,
  with monthly payments of principal of $36,000 plus
  accrued interest. The note matures in August 2003.      667,075    1,099,075

Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures in December 2002.          3,000,000          ---

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 6.75%,
  secured by $700,000 of certificates of deposit. The
  line of credit matures on April 25, 2002.            $  700,000          ---

Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures in October 2001.                 ---    3,000,000

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2003, secured by equipment.     10,976       36,808
                                                        ---------    ---------
    Total debt                                          4,378,051    4,635,883
Less current installments                              (4,138,411)  (3,944,609)
                                                        ---------    ---------
Long-term bank debt, excluding current installments  $    239,640      691,274
                                                        =========    =========

All notes and long-term debt are personally guaranteed by Robert N. Watson, Jr. President.


Future maturities of long-term debt are as follows:

            2002           $4,138,411
            2003              239,640
            Thereafter            ---
                            ---------
                  Total    $4,378,051
                            =========

(3) Related Party Transactions

The Company and an entity owned by the President of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $201,000, $174,000, and $150,000 as compensation for performance of those services during the years ended December 31, 2001, 2000 and 1999, respectively. Effective January 1, 2002 the agreement was continued with terms of $17,500 per month through December 31, 2002.

The Company leases office space from a company owned by the President of the Company under a non-cancelable operating lease expiring June 30, 2002.
Rent expense incurred under this lease was $22,800, $19,800 and $17,100 for the years ended December 31, 2001, 2000, and 1999, respectively.
Future minimum lease payments for 2002 are $10,800.

Robert Watson, Inc. owns a small interest in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

During the years ended December 31, 2001 and 2000, a Director of the Company received $51,500 and $22,000, respectively for engineering consultant work.

In addition, the Company purchases materials and services from two businesses in which the President of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.


(4) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                  2001        2000      1999

Current  tax expense at statutory rate     $        ---    150,090        ---
Deferred tax (benefit)                         (122,914)     9,659     86,199
                                              _________   ________   _______
                                           $   (122,914)   159,749     86,199
                                              =========   ========   =======


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 is presented below:

                                                            2001        2000
   Deferred tax asset:
     Net operating loss carryforward                $         ---         ---
                                                        ---------   ---------
     Net deferred tax asset                                   ---         ---
                                                        ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                       (138,402)   (262,859)
                                                        ---------   ---------
   Total deferred tax liability                     $    (138,402)   (262,859)
                                                        =========   =========


The Company has accumulated losses for Federal income tax purposes of approximately $-0-, $-0- and $144,000 as of December 31, 2001, 2000
and 1999, respectively, which may be carried forward and used to reduce taxable income in future years. The carryforwards begin to expire in 2009.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2001.

(6) Subsequent Events

After December 31, 2000 the Company repaid $3,000,000 under a line of credit agreement and a note payable in the amount of $300,000.

Subsequent to December 31, 2001, the Company repaid $2,500,000 under a line of credit agreement.


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2001, 2000 and 1999
                             (Unaudited)

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

                            2001                   2000                1999
                        Oil       Gas         Oil        Gas       Oil      Gas
                       BBLS       MCF        BBLS        MCF      BBLS      MCF

Proved developed
 and undeveloped
 reserves:
Beginning of year 1,065,744  7,988,672    784,268  8,074,537  532,866  6,335,643
Revisions of
 previous estimate (101,367)  (688,502)    94,257   (516,233)  39,906    310,080
Extensions
 and Discoveries        ---        ---      1,953      1,167      ---        ---
Purchase of
 minerals in place   66,740    442,588    267,594  1,026,301  272,164  2,064,501
Sale of mineral         ---        ---        ---        ---      ---        ---
Production          (79,705)  (562,341)   (82,328)  (597,100) (60,668) (635,687)
                  ---------  ---------  ---------  ---------  -------  ---------
End of year         951,412  7,180,417  1,065,744  7,988,672  784,268  8,074,537
                  =========  =========  =========  =========  =======  =========
Proved developed
   reserves:
Beginning of year 1,065,744  7,988,672    784,268  8,074,537  532,866  6,335,643
End of year         951,412  7,180,417  1,065,744  7,988,672  784,268  8,074,537

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

                                                          December 31,
                                         2001           2000           1999

Future cash inflows                 $ 37,347,266     58,065,418     42,261,801
Future production
  and development costs              (19,294,773)   (24,292,586)   (19,548,730)
Future income tax expenses            (4,840,426)   ( 9,796,114)    (6,032,465)
                                     ------------   ------------   ------------
     Future net cash flow s           13,212,067     23,976,718     16,680,606

10% annual discount for
  estimated timing of cash flows      (4,955,521)    (9,818,074)    (6,600,380)
                                     ------------   ------------   ------------
Standardized measure of
  discounted future net cash flows  $  8,256,546     14,158,644     10,080,226
                                    ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure ofdiscounted future net cash flows:

                                                2001         2000         1999

Changes:
Sale of oil and gas produced, net of
 production costs                        $   (962,232)  (1,772,933)  (1,861,714)
Net changes in prices and production
 costs                                     (1,038,973)     363,080      664,361
Purchase of minerals in place                 176,064      922,259      994,781
Extensions and discoveries                        ---        4,541          ---
 Sales                                            ---          ---          ---
Revisions of previous quantity estimates     (778,521)      92,042      151,501
Accretion of discount                       1,415,864    1,008,023      438,635
Other                                      (4,714,300)   3,461,406    5,306,316
                                           ----------   ----------    ---------
    Net changes                            (5,902,098)   4,078,418    5,693,880

Beginning balance - standardized measure
 of discounted future net cash flows       14,158,644   10,080,226    4,386,346
                                           ----------   ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows     $  8,256,546   14,158,644   10,080,226
                                           ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  Years ended December 31,
                                               2001         2000         1999

Unproven oil and gas properties
    (including wells in progress)        $   166,630      166,630      166,630

Proven oil and gas properties              3,474,611    3,882,968    3,870,177

Accumulated depletion and amortization    (1,350,377)  (1,126,604)    (623,516)
                                          ----------   ----------   ----------
Net capitalized costs                    $ 2,290,864    2,922,994    3,413,291
                                          ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                              Years ended December 31,
                                               2001      2000       1999

Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          707,144   752,636    700,284
Exploration costs                               ---       ---        ---
Development costs                               ---       ---     98,238

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2001 and 2000 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2001, and notes to financial statements are included in Item 8.

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

10.1 Incentive Stock Option Plan, previously filed as Exhibit 5b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2 Management contract between Texas Vanguard Oil Company and Robert Watson Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to First State Bank  dated April 25, 2001.

10.5   Note payable to Bank United dated July 29, 1999.

10.6   Note payable to Bank United dated December 1, 2001.


(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: Robert N. Watson, Jr.
                                           Robert N. Watson, Jr., President
                                           March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Robert N. Watson, Jr.
Robert N. Watson, Jr., President,
Director, Chairman of the Board,
Principal Executive Officer and
Principal Financial and Accounting
Officer
March 25, 2002

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Secretary and              Robert L. Patterson, Director
Treasurer, Director                         March 25, 2002
March 25, 2002


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Robert N. Watson, Jr.                 CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

Linda R. Watson
Secretary/Treasurer                   INDEPENDENT ACCOUNTANTS
and Director                          Sprouse & Anderson, L.L.P.
                                      Austin, Texas
Robert L. Patterson
Director                              TRANSFER AGENT
                                      Computershare Trust Company, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      2001 ANNUAL SHAREHOLDERS MEETING
                                      June 13, 2002, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
TERMS:
Interest Rate:         6.75%
Principal Amount:     $700,000.00
Funding Date:          April 25, 2001
Maturity Date:         April 25, 2002

Promise to Pay: Texas Vanguard Oil Company ("Borrower") promises to pay First State Bank ("Lender"), or order, in lawful money of the United State of America the principal sum of SEVEN-HUNDRED THOUSAND AND NO/100 DOLLARS, ($700,000.00) or so much as may be outstanding, together at the rate of 6.75% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance maturity, whichever occurs first.

Choice of Usury Ceiling and interest rate: The interest rate of this Note has been implemented under the "Weekly Rate" as referred to in Section 303.002 and 300.003 of the Texas Finance Code.However, Lender reserves the right to implement a different interest rate and to renew such rate, provided Lender complies with the requirements of Sections 303.101, 102, and 103 of the Texas Finance Code.

Payment: Borrower will pay this loan on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on April 25, 2002. In addition, Borrower will pay regular quarterly payments of accrued unpaid interest beginning July 25, 2001, and all subsequent interest payments are due on the same day of each quarter after that. Interest on this note is computed on a 365/366 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year (366 during leap years), multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and lay charges. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled payment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled payment date to justify the payment.

Prepayment: Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

Post Maturity Rate: The Post Maturity Rate on this Note is 18.000% per annum. Borrower will pay interest on all sums due after final maturity, whether by acceleration or otherwise, at that rate.

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

Attorney's Fees; Expenses: Upon default, Lender may hire an attorney to help collect this Note if Borrower does not pay, and Borrower will pay Lender's reasonable attorneys' fees. Borrower also will pay Lender all other amounts actually incurred by Lender as court costs, lawful fees for filing, recording, or releasing to any public office any instrument securing this loan; the reasonable cost actually expended for repossessing, storing, preparing for sale, and selling any security; and fees for noting a lien on or transferring a certificate of title to any motor vehicle offered as security for this loan, or premiums or identifiable charges received in connection with the sale of

Governing Law: This Note will be governed by, construed and enforced in accordance with the laws of the State of Texas and applicable Federal Laws. This note has been accepted by Lender in the State of Texas.

Choice of Venue: If there is a lawsuit, and if the transaction evidenced by this Note occurred in Bell County, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Bell County, State of Texas.

Right of Setoff: To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account.) This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorized Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts.

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

Prior Note: THE PROMISSORY NOTE #311100 dated 12/12/2000 & dated 04/25/2000 from TEXAS VANGUARD OIL COMPANY TO FSBCT.

Successor Interests: The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

General Provisions: Notice: Under no circumstances (and not withstanding any other provisions of this Note) shall the interest charge, collected, or contracted for on this Note exceed the maximum rate permitted by law.
The term "maximum rate permitted by law" as used in this Note means the greater of (a) the maximum rate of interest permitted under federal or other law applicable to the indebtedness evidenced by this Note, or (b) the higher, as of the date of this Note, of the "Weekly Ceiling" or the "Quarterly Ceiling" as referred to in Sections 303.002, 303.003, and 303.006 of the Texas Finance Code. If any part of this Note cannot be enforced, this fact will not affect the rest of the Note. Borrower does not agree or intend to pay, and Lender does not agree or intend to contract for, charge, collect, take, reserve or receive (collectively referred to herein as "charge or collect"), any amount in the nature of interest or in the nature of a fee for this loan, which would in any way or event (including demand, prepayment, or acceleration) cause Lender to charge or collect more for this loan than the maximum Lender would be permitted to charge or collect by federal law or the law of the State of Texas (as applicable). Any such excess interest or unauthorized fee shall, instead of anything state to the contrary, be applied first to reduce the principal balance of this loan, and when the principal has been paid in full, be refunded to Borrower. The right to accelerate maturity of sums due under this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to charge or collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of sums due hereunder shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of the loan evidenced by this Note until payment in full so that the rate or amount of interest on account of the loan evidenced hereby does not exceed the applicable usury ceiling. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, notice of dishonor, notice of intent to accelerate the maturity of this Note, and notice of acceleration of the maturity of this Note. Upon any accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

Prior to signing this note, Borrower read and understood all of the provisions of this Note. Borrower agrees to the terms of the note and acknowledges receipt of a completed copy of this Promissory Note.

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
Funding Date:          December 1, 2001
Maturity Date:         December 1, 2002
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

This note is a revolving line of credit having an original commitment amount of $3,000,000.00. The unpaid principal balance of this Note at any time shall be the total of amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made herein by or for Maker. Maker may use all or any part of the credit provided for herein at any time before December 1, 2002. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed $3,000,000.00.

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

This loan is payable in full on December 1,2002 or upon acceleration for any reason. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Bank is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the bank you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same bank.

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

Dated the 1st day of December, 2001.


BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT