Form 10-Q
period 2002-03-31
TEXAS VANGUARD OIL CO
filed 2002-05-14
CIK 315261

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

    For the Quarter Ended March 31, 2002      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 2002
Common Stock, $.05 par value                            1,417,087 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2002 and December 31, 2001              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2002 and 2001        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2002 and 2001        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2002         2001
Current assets:
    Cash and temporary investments                 $ 1,040,396    4,041,292
    Trade accounts receivable                          161,052      194,360
    Other receivables                                   20,000       20,000
                                                     ---------   ----------
        Total current assets                         1,221,448    4,255,652
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           3,834,240    3,641,241
    Office furniture and vehicles                      240,019      240,019
                                                     ---------    ---------
                                                     4,074,259    3,881,260

    Less accumulated depreciation, depletion and
      amortization                                  (1,491,280)  (1,447,140)
                                                     ----------   ----------
        Total property and equipment                 2,582,979    2,434,120
                                                     ---------    ----------
     Other assets                                      101,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 3,905,427    6,690,772
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $    96,458      185,240
     Income tax payable                                  4,418          ---
     Notes payable and current installments of
        long-term debt                               1,541,417    4,138,411
                                                     ---------    ----------
          Total current liabilities                  1,642,293    4,323,651
                                                     ---------    ----------
Deferred tax liability                                 138,402      138,402
Long-term debt, excluding current installments         127,077      239,640
                                                     ---------    ----------
Total liabilities                                    1,907,772    4,701,693
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,854       70,854
     Additional paid-in capital                      1,890,005    1,890,005
     Accumulated earnings                               36,796       28,220
                                                     ---------    ----------
          Total stockholders' equity                 1,997,655    1,989,079
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,905,427    6,690,772
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2002        2001
 Revenue:
    Operating revenue                            $    816,550    1,501,311
    Other income                                       13,751        7,222
                                                    ---------    ---------
       Total revenue                                  830,301    1,508,533
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    605,435      584,035
   Exploration cost                                       298      131,623
   Depreciation, depletion and amortization            44,141       75,479
   General and administrative                         123,152      101,317
   Abandonment of leaseholds                           25,000      511,000
   Interest                                            19,281       31,247
                                                    ---------    ---------
       Total costs and expenses                       817,307    1,434,701
                                                    ---------    ---------
         Earnings before
           federal income taxes                        12,994       73,832

 Federal income taxes:
   Federal income tax expense                           4,418       25,103
                                                    ---------    ---------
              Net earnings                       $      8,576       48,729
                                                    ---------    ---------
Weighted average number of shares outstanding       1,417,087    1,417,087
                                                    ---------    ---------

   Basic and diluted earnings per share          $      .01           .03
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2002       2001

     Net cash provided by operating activities        $    26,662      533,943

     Net cash used in investing activities               (318,000)    (155,763)

     Net cash used in financing activities             (2,709,558)  (3,590,069)

                                                       -----------  -----------
     Net change in cash and temporary investments      (3,000,896)  (3,211,889)

     Cash and temporary investments at
          beginning of period                           4,041,292    4,348,022
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 1,040,396    1,136,133
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2002

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

Depreciation, depletion and amortization of proved oil and gas property costs, including related equipment and facilities, are provided using the units-of-production method.

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

Note 4: Recently Issued Accounting Standards

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its financial statements.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $684,761 (46%) for the three-month period ended March 31, 2002 from the comparable prior-year period primarily as a result of lower oil prices in 2002 as compared to 2001. The $21,400 (4%) increase in production cost for the three-month period ended March 31, 2002 as compared to 2001 is primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties.

General and administrative expenses for the three-month period ended March 31, 2002 increased $21,835 (22%) as compared to the prior year period. Interest expense decreased approximately $11,966 (38%) for the three-month period ended March 31, 2002 from the comparable prior-year period due to lower average outstanding balances. Depreciation, depletion, and amortization decreased by $31,338 (42%) for the three-month period ended March 31, 2002, from the comparable prior-year period. Depreciation, depletion, and amortization varies from period to period because of changes in reserve estimates, changes in quantities, of oil and gas produced, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2002, the Company provided a provision of $25,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2002, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2002 has decreased to .74 to 1 from .98 to 1 at December 31, 2001. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $26,662 for the three months ended March 31, 2002. Notes payable and long-term debt decreased by $2,709,557 for the three-month period ended March 31, 2002, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2002. The Company cannot predict how prices will vary during the remainder of 2002 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 9, 2002