Form 10-Q
period 2002-06-30
TEXAS VANGUARD OIL CO
filed 2002-08-14
CIK 315261

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

For the Quarter Ended June 30, 2002              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2002
Common Stock, $.05 par value                         1,417,087 shares




                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2002 and December 31, 2001                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2002 and 2001          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2002 and 2001                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2002         2001
     Current assets:
          Cash and temporary investments             $ 2,813,456    4,041,292
          Trade accounts receivable                      173,757      194,360
          Other receivables                                  ---       20,000
                                                       ---------    ---------
              Total current assets                     2,987,213    4,255,652
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   3,735,770    3,641,241
      Office furniture and vehicles                      240,019      240,019
                                                       ---------    ---------
                                                       3,975,789    3,881,260

     Less accumulated depreciation, depletion and
            amortization                              (1,539,736)  (1,447,140)
                                                       ---------    ---------
              Total property and equipment             2,436,053    2,434,120
                                                       ---------    ---------
     Other assets                                        101,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 5,524,266    6,690,772
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $     91,802     185,240
      Income tax payable                                    8,197         ---
      Notes payable and current installments
        of long-term debt                               3,139,829   4,138,411
                                                        ---------   ---------
           Total current liabilities                    3,239,828   4,323,651
                                                        ---------    --------
   Deferred tax liability                                 260,373     138,402
   Long-term debt, excluding current installments          19,075     239,640

                                                        ---------   ---------
           Total Liabilities                            3,519,276   4,701,693

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,890,005   1,890,005
      Retained earnings                                    44,131      28,220
                                                        ---------   ---------
            Total stockholders' equity                  2,004,990   1,989,079
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,524,266   6,690,772
                                                        ---------   ---------



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2002       2001        2002        2001

  Revenue:
   Operating revenue            $   941,526   1,339,283   1,758,074   2,840,594
   Other income                      12,975      10,425      26,727      17,647
                                  ---------   ---------   ---------   ---------
     Total revenue                  954,501   1,349,708   1,784,801   2,858,241
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  659,577     710,856   1,265,012   1,294,891
   Exploration cost                      36     165,636         333     297,259
   Depreciation, depletion
       and amortization              48,456      66,566      92,596     142,045
   General and
       administrative               106,398     101,393     229,551     202,710
   Abandonment of leaseholds        100,000     215,000     125,000     726,000
   Interest                          28,920      19,926      48,201      51,173
                                  ---------   ---------   ---------   ---------
     Total costs and expenses       943,387   1,279,377   1,760,693   2,714,078
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes         11,114      70,331      24,108     144,163
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax         3,779      23,912       8,197      49,015
                                  ---------    --------   ---------   ---------
      Net earnings              $     7,335      46,419      15,911      95,148
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,417,087   1,417,087   1,417,087   1,417,087
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      -0-         .03         .01         .07
                                  =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2002        2001

Net cash provided by operating activities        $   310,838       841,609

Net cash used in investing activities               (319,529)     (214,043)

Net cash used in financing activities             (1,219,145)   (3,701,186)
                                                    ---------   -----------
Net change in cash and temporary investments      (1,227,836)   (3,073,620)

Cash and temporary investments at
    beginning of period                            4,041,292     4,348,022
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 2,813,456     1,274,402
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2002

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

In July 2002, the FASB issued Statement 146, Accounting For Costs Associated with Exit or Disposal Activities. This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of the provisions of SFAS 146 will have a material impact on the financial statements at adoption.

Note 5: Contingency

As disclosed in previously filed 8-K's dated June 14, 2002 and July 31, 2002, the Company has received notification from a customer regarding a claim of overpayment for gas deliveries due to meter manipulation.

The customer is making a claim of overpayment of approximately $350,000. The Company has notified the customer that it is not aware of any meter manipulation and has initiated an internal investigation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $397,757 (30%) and $1,082,520 (38%) for the three-month and six-month period ended June 30, 2002 from the comparable prior year periods primarily as a result of lower oil prices in 2002 as compared to 2001. Production costs decreased by $51,279 (7%) and $29,879 (2%) for the three-month and six-month periods ended June 30, 2002 as compared to the prior year periods.

General and administrative expenses increased $5,005 (5%) and $26,841 (13%) for the three-month and six-month periods ended June 30, 2002 as compared to the prior year periods. Interest expense increased approximately $8,994 (45%) for the three-month period ended June 30, 2002, from the comparable 2001 period primarily due to higher average outstanding balances. Interest expense decreased $2,972 (6%) for the six-month period ended June 30, 2002, from the comparable 2001 periods due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $49,449 (35%) for the six-month period ended June 30, 2002 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2002, the Company provided a provision of $100,000 and $125,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2002, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2002 has decreased to .92 to 1 from .98 to 1 at December 31, 2001. The
Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $310,838 for the six months ended June 30, 2002. Notes payable and long-term debt decreased by $1,219,145 for the six-month period ended June 30, 2002, by using cash on hand and cash generated from operations.

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


                                 PART II.


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits:                 A.  Certification of Reporting Officer

b) Reports on Form 8-K:      Form 8-K filed on June 14, 2002 and July 31, 2002








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




                                        TEXAS VANGUARD OIL COMPANY
                                        --------------------------
                                        (Registrant)




                                        /s/ Robert N. Watson, Jr., President
                                        ------------------------------------
                                        Robert N. Watson, Jr., President
                                        (Principal Financial and
                                        (Accounting Officer)

Date: August 13, 2002

Exhibits:

EXHIBIT A:     CERTIFICATION OF REPORTING OFFICER

The undersigned hereby certifies that this Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of the Registrant.

Date: August 13, 2002             By /s/ Robert N. Watson, Jr.
                                  Robert N. Watson, Jr., President
                                  (Principal Financial and Accounting Officer