Form 10-Q
period 2002-09-30
TEXAS VANGUARD OIL CO
filed 2002-11-15
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2002      Commission File No. 1-10437

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
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                 Outstanding at September 30, 2002
 ---------------------                 ---------------------------------
    $.05 par value                            1,416,587 shares

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information

         Condensed Balance Sheets -
            September 30, 2002 and December 31, 2001           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2002 and 2001                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2002 and 2001      4

         Notes to the Condensed Financial Statements           5

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

Part II. Other Information                                     8

Signatures                                                     9

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2002            2001

Current assets:
   Cash and cash equivalents              $ 2,732,726       4,041,292
   Trade accounts receivable                  120,602         194,360
   Other receivables                              ---          20,000
                                            ---------       ---------
       Total current assets                 2,853,328       4,255,652
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           3,801,252       3,641,241
   Office furniture and vehicles              204,446         240,019
                                            ---------       ---------
                                            4,005,698       3,881,260
   Less accumulated depreciation,
     depletion and amortization            (1,578,710)     (1,447,140)
                                           -----------      ----------
       Total property and equipment         2,426,988       2,434,120
                                           -----------      ----------
   Other assets                               101,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 5,381,316       6,690,772
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $    96,421         185,240
   Gas contract adjustment                    255,886             ---
   Notes payable and current installments
     of long-term debt                      3,049,284       4,138,411
                                            -----------     ----------
       Total current liabilities            3,401,591       4,323,651
                                            -----------     ----------
Deferred tax liabilities                      158,897         138,402
Long-term debt, excluding
   current installments                           ---         239,640
                                           -----------     ----------
       Total liabilities                    3,560,488       4,701,693
Stockholders' equity:
   Common stock                                70,829          70,854
   Additional paid-in capital               1,888,530       1,890,005
   Retained earnings (loss)                  (138,531)         28,220
                                          -----------      ----------
       Total stockholders' equity           1,820,828       1,989,079
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 5,381,316       6,690,772
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2002       2001           2002       2001

Revenue:
  Operating revenue    $    879,245  1,083,284     2,637,319  3,923,878
  Other income               12,869     53,240        39,596     70,887
                          ---------  ---------     ---------  ---------
     Total revenue          892,114  1,136,524     2,676,915  3,994,765
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           492,435    587,683     1,745,989  1,882,575
  Gas contract adjustment   449,557        ---       449,557        ---
  Exploration cost           41,843     64,358        53,635    361,617
  Depreciation, depletion
    and amortization         46,089     60,417       138,685    202,462
  General and
    administrative          105,741     94,223       335,291    296,931
  Abandonment/Impairment
    of leaseholds               ---    289,500       125,000  1,015,500
  Interest                   48,783     16,317        96,984     67,490
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,184,448  1,112,498     2,945,141  3,826,575
                          ---------  ----------    ---------  ----------
  Earnings (loss) before
   federal income taxes    (292,334)    24,026      (268,226)   168,190
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income tax
     expense (benefit)     (109,672)     8,169      (101,475)    57,185
                          ---------   ---------    ---------   ---------
       Net earnings       $(182,662)    15,857      (166,751)   111,005
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,416,701   1,417,087    1,416,957   1,417,087
                          =========   =========    =========   =========
Basic and diluted
 earnings(loss) per share   (.13)        .01         (.12)        .08
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2002         2001

Net cash provided by operating activities  $    371,139    1,044,285

Net cash used in investing activities          (349,439)    (524,278)

Net cash used in financing activities        (1,330,266)  (3,727,309)
                                             -----------    ---------
Net change in cash
  and cash equivalents                       (1,308,566)  (3,207,302)

Cash and temporary investments at
  beginning of period                         4,041,292    4,348,022
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  2,732,726    1,140,720
                                              =========    =========

See accompanying notes to condensed financial statements.



                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2002

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

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Recision of FASB Statements 4, 44, and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pro-nouncement will have a material effect on its financial statements.

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

In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

Note 5: Contingency

As previously disclosed the Company has received notification from a customer regarding a claim of overpayment of $449,557 pursuant to the gas purchase contract. As of the filing of the September 30, 2002 Form 10-Q, the Company has satisfied $193,671 of the claim.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $204,039 (19%) and $1,286,559 (33%) for the three-month and nine-month periods ended September 30, 2002 from the comparable prior year periods primarily due to lower gas prices in conjunction with lower gas volumes from the comparable prior year periods. Production costs decreased $95,248 (16%) and $136,586 (7%) for the three-month and nine-month periods ended September 30, 2002 from the comparable prior year periods.

General and administrative expenses for the three-month and nine-month period ended September 30, 2002 increased $11,518 (12%) and $38,360 (13%) as compared to the prior year periods. Interest expense increased approximately $32,466 (199%) and $29,494 (44%) for the three-month and nine-month periods ended September 30, 2002 from the comparable 2001 periods primarily due to higher average outstanding balances. Depreciation, depletion and amortization decreased by $63,777 (32%) for the nine-month period ended September 30, 2002 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the nine-month period ended September 30, 2002, the Company provided a provision of $125,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2002, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2002, has decreased to .84 to 1 from .98 to 1 at December 31, 2001. Cash flow from operations remains positive at $371,139 for the nine months ended September 30, 2002. Notes payable and long-term debt decreased by $1,330,266 for the nine-month period ended September 30, 2002, by using cash on hand and cash generated from operations.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits:               A.  Certificate of Chief Executive Officer and
                               Chief Financial Officer

                           B.  Certification of Periodic Financial Reports

b) Reports on Form 8-K:    Form 8-K filed on October 10, 2002

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


                                        TEXAS VANGUARD OIL COMPANY
                                        --------------------------
                                             (Registrant)




                                /s/ William G. Watson, President
                                ------------------------------------
                                William G. Watson, President
                                (Principal Financial and Accounting Officer)
Date: November 12, 2002

Exhibits:

EXHIBIT A:  CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER

I, William Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Vanguard Oil Company (TVOC).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TVOC as of, and for, the periods presented in this quarterly report.

4. Texas Vanguard Oil Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TVOC and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to TVOC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of TVOC disclosure controls and procedures as of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. TVOC's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of TVOC's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect TVOC's ability to record, process, summarize and report financial data and have identified for TVOC's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in TVOC's internal controls.

6. TVOC's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT B:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  November 12, 2002         By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)