Form 10-K
period 2002-12-31
TEXAS VANGUARD OIL CO
filed 2003-03-28
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 5, 2003, there were 1,416,587 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (314,347 shares), based on average bid and asked prices on the aforesaid date, was $795,297.91.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2003 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2003, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers,such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Aquila Southwest (15% in 2001), Duke Energy/GPM (32% in 2002, 39% in 2001 and 36% in 2000), EOTT Energy (23% in 2000) and
Plains Marketing (46% in 2002, 32% in 2001 and 25% in 2000). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 2002, the executive officers and directors were as follows:

                    Name                         Offices Held

               Linda R. Watson                   Chairman of the Board
                                                 and Director

               William G. Watson                 President, Cheif Executive
                                                 Officer and Director

               Teresa N. Nuckols                 Secretary

               Robert L. Patterson               Director



   William G. Watson, (age 54), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director or Robert Watson, Inc., and is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years. He was a director and Vice President of the Company from 1982 until 1997. He was elected President of the Company on September 27, 2002, after the untimely death of the Company's President and CEO, Robert N. Watson, Jr.

   Linda R. Watson (age 59), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc. She has been a Director of the Company since 1982. Also, she was the wife of Robert N. Watson, Jr.

   Teresa N. Nuckols (age 43), received her B.B.A. degree from Saint Edwards University in 1988. She has been an employee of the Company since 1989.

    Robert L. Patterson (age 63), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2002, the Company had three full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies as previously described which have oil and gas interests.Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company
for these  facilities, which  began  on  July 1, 2002.   The rent for these
facilities is $1,900 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1998 through 2002.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

1998            34     22.22             23       15.12       ---       ---
1999            38     32.61              5        3.91       ---       ---
2000            26     18.45              0        1.22       ---       ---
2001             3      9.46              2        2.31       ---       ---
2002*            5      7.08              8        2.00       ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In 2000 the net gas interest is larger than the gross gas interest because the Company purchased additional interests in gas wells in which it already owned an interest.

(5) In 2001 the net oil and gas interest is larger than the gross oil and gas interest because the Company purchased additional interest in oil and gas wells in which it already owned an interest.

(*) In 2002, the Company participated in the drilling of 5 new wells. All 5 wells are classified as oil wells (5 gross oil, 2.45 net oil).

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

   As of December 31, 2002, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 2002.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      87    62.36      41       34.88       3,155.00       2,586.00
Burleson          2     1.27     ---         ---       1,259.00         617.00
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)         9     7.95       3         .97         240.00          98.00
DeWitt (b)      ---      ---       2         .16         160.00          12.00
Eastland (b)    ---      ---       4         .09         122.00           1.00
Fayette (b)      11    10.06     ---         ---       1,653.00       1,533.00
Garza (b)         3      .05     ---         ---          30.00           1.00
Grimes            1     1.00     ---         ---         320.00         320.00
Howard (b)        1      .02     ---         ---          40.00           1.00
Kent (b)          9      .73     ---         ---         360.00          29.00
Lea (b)(c)        2      ---       1         .07         400.00          22.00
Lee (b)         108    77.61       4        2.98       2,539.00       1,867.00
Lipscomb          1      .03     ---         ---          80.00           3.00
Martin            2     1.82     ---         ---         120.00         113.00
Midland           1      .02     ---         ---          80.00           2.00
Nolan (b)         1      .03     ---         ---          40.00           1.00
Parker (b)      ---      ---       1         .01         137.00           1.00
Ward            ---      ---       2         .16         720.00          29.00
Washington (b)    3     1.11     ---         ---         854.00           0.00
Weston (d)        3      .90     ---         ---         120.00          36.00
Wilson (b)        1      .95     ---         ---          80.00          76.00
             ------   -------  -----       -----       --------       --------
                245   165.91      59       39.82      12,669.00       7,428.20

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

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2002, 2001 and 2000.


                                             2002       2001           2000
  Oil:
     Production volume (barrels)            73,006     79,705         82,328
     Average sales price per barrel   $      22.57      23.90          27.73
  Gas:
     Production volume (MCF)               461,115    562,341        597,100
     Average sales price per MCF      $       2.45      4.04           2.89

  Average production costs per
     equivalent barrel                $      17.86     19.80          13.37


   The worldwide crude oil prices of 2002 continue to fluctuate in 2003. The Company cannot predict how prices will vary during 2003 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2002.

           County               Gross                Net
          Bastrop, TX         2,240.00            1,766.00
          Crane, TX             240.00              209.00
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.00
          Eastland, TX          199.00                2.00
          Eddy, NM              370.00               22.00
          Fayette, TX           172.00               82.00
          Garza, TX           3,250.00              789.00
          Howard, TX             40.00                1.00
          Kent, TX            3,880.00            1,478.00
          Lea, NM             1,095.00              630.00
          Lee, TX             1,801.00            1,361.00
          Martin, TX             40.00               33.00
          Midland, TX           133.00                3.00
          Weston, WY            600.00              105.00
          Wilson, TX            130.00              123.00
          Winkler, TX           702.00              702.00
                             ---------            --------
                             16,320.00            7,913.00
                             =========            ========

All of the 7,913.00 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2002.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2002

        First Quarter               2.250               2.200
        Second Quarter              3.250               2.300
        Third Quarter               2.250               2.050
        Fourth Quarter              2.070               2.050

      Fiscal 2001

        First Quarter               2.875               2.125
        Second Quarter              4.450               2.750
        Third Quarter               3.100               2.300
        Fourth Quarter              2.500               2.200


   At December 31, 2002, the approximate number of holders of record of the Company's common stock was 504. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended December 31,
                          2002        2001        2000         1999        1998

Oil and gas sales  $ 3,086,950   4,395,458   4,200,297   2,122,057   1,298,183
Total revenue        3,557,542   4,849,022   4,502,830   2,405,050   1,493,456
Total expenses      (3,775,572) (5,210,533) (4,174,514) (2,151,522) (1,279,115)
Net earnings (loss)   (143,900)   (238,597)    168,567     167,329     169,341
Net earnings (loss)
   per share            (.10)       (.17)        .12        .12         .12
Total assets         5,169,673   6,690,772   7,524,234  5,484,246    4,332,767
Short-term debt        939,664   4,138,411   3,944,609  1,648,316    1,718,615
Long-term debt       2,000,000     239,640     691,274  1,210,588      482,606
Total liabilities    3,325,994   4,701,693   5,296,558  3,425,137    2,440,987
Stockholders equity  1,843,679   1,989,079   2,227,676  2,059,109    1,891,780


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2002 and 2001 cash decreased by $1,369,472 and $306,703, respectively. During the year ended December 31, 2000 cash increased by $2,542,337. The cash flow from operating activities in 2002 was approximately $421,027, a decrease of $156,200 from 2001. The cash flow from operating activities in 2001 was approximately $577,227, a decrease of $966,544 from 2000. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $306,570, $707,144, and $752,636 in 2002, 2001 and 2000, respectively.
In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 2002 and 2001 the Company also increased cash by $28,000 and $141,481, respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 2002, the Company had a cash balance of $2,671,820 which represents approximately 91% of its notes payable as compared to the December 31, 2001, cash balance of $4,041,292 which represented approximately 92% of its notes payable.

   Working capital at December 31, 2002 increased to 2.47 to 1 from .98 to 1 at December 31, 2001. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2003 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2003 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2003 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.The Company had no significant commitments for capital expenditures at December 31, 2002.

   As of December 31, 2002, the Company owed $235,075 and $2,000,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in August 2003 and December 2002, respectively (see note 3 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

  From 1999 to 2000 oil and gas sales increased 98%, from 2000 to 2001 oil and gas sales increased 5%, and from 2001 to 2002 oil and gas sales decreased by 30%. In 2000, oil production volume increased by 36% at the same time as the average price per barrel increased by 62% to $27.73. Also, in 2000, the gas production volume decreased by 6% while the average price per MCF increased by 55% to $2.89. In 2001, oil production volume decreased by 3% at the same time as the average price per barrel decreased by 14% to $23.90. Also, in 2001, the gas production volume decreased by 6% while the average price increased 40% to $4.04 per MCF. In 2002, oil production volume decreased by 8% at the same time as the average price per barrel decreased by 6% to $22.57. Also, in 2002, the gas production volume decreased by 18% while the average price decreased 39% to $2.45 per MCF.The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses decreased in 2002 by 20% while oil and gas production expenses increased in 2001 and 2000 by 41% and 104%, respectively. These increases are primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties.

  Interest expense increased by 43% in 2002 over 2001 due to higher average outstanding balances while interest expense decreased by 42% in 2001 over 2000 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. In 2002, depletion decreased in conjunction with the 8% decrease in oil production volume and the 18% decrease in gas production volume.

Total general and administrative expenses increased $29,843 in 2002, $104,046 in 2001 and $58,803 in 2000.

   In 2002, 2001 and 2000, the Company provided provisions of approximately $275,000, $1,015,500 and $738,899, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2002 and 2001, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 7, 2003


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2002 and 2001

                                    ASSETS
                                                          2002          2001
Current assets:
    Cash (including certificates of deposit of
       $700,000 in 2002 and 2001, pledged)          $  2,671,820    4,041,292
    Trade accounts receivable, net of allowance
       for doubtful accounts of $0 and $0 in
       2002 and 2001, respectively                       143,961      194,360
    Other receivables                                        ---       20,000
                                                       ----------   ---------
            Total current assets                       2,815,781    4,255,652
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               3,506,181    3,474,611
       Unproven properties                               166,630      166,630
Office furniture and equipment, partially pledged        204,446      240,019
                                                       ---------    ---------
                                                       3,877,257    3,881,260
Less accumulated depreciation, depletion and
    amortization                                      (1,624,865)  (1,447,140)
                                                       ---------    ---------
                                                       2,252,392    2,434,120
                                                       ---------    ---------
Investments                                              100,500          ---
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  5,169,673    6,690,772
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    195,115      185,240
    Income tax payable                                     4,973          ---
    Notes payable and current installments of
       long-term debt                                    939,664    4,138,411
                                                       ---------    ---------
            Total current liabilities                  1,139,752    4,323,651
                                                       ---------    ---------
Deferred tax liability                                   186,242      138,402
Long-term debt, excluding current installments         2,000,000      239,640
                                                       ---------    ---------
            Total Liability                            3,325,994    4,701,693

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
     12,500,000 shares; 1,416,587 and 1,417,087
     in 2002 and 2001, respectively, issued
     and outstanding                                      70,829       70,854
    Additional paid-in capital                         1,888,530    1,890,005
    Accumulated earnings (deficit)                      (115,680)      28,220
                                                       ---------    ---------
            Total stockholders' equity                 1,843,679    1,989,079
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  5,169,673    6,690,772
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2002, 2001 and 2000

                                            2002        2001        2000

Revenues:
    Oil and gas sales                $  3,086,950   4,395,458   4,200,297
    Well operation fees                   163,959     180,411     183,253
    Other, net                            228,291     192,362     101,739
    Gain on sale of oil and
      gas property                         28,000      41,481         ---
    Interest income                        50,342      39,310      17,541
                                        ---------   ---------   ---------
       Total revenues                   3,557,542   4,849,022   4,502,830
                                        ---------   ---------   ---------
Expenses:
  Production cost                       2,734,791   3,433,226   2,432,114
  Depreciation, depletion
    and amortization                      184,840     250,902     528,451
  Interest expense                        133,841      93,648     161,839
  General and administrative              447,100     417,257     313,211
  Impairment in value of
    oil and gas property                  275,000   1,015,500     738,899
                                        ---------   ---------   ---------
       Total expenses                   3,775,572   5,210,533   4,174,514
                                        ---------   ---------   ---------
  Earnings (loss) before income tax      (218,030)   (361,511)    328,316

Income Taxes:
  Provision for income tax (benefit)      (74,130)   (122,914)    159,749
                                         --------   ---------   ---------
Net earnings (loss)                  $   (143,900)   (238,597)    168,567
                                         ========   =========   =========
Weighted average number of
    shares outstanding                  1,416,864   1,417,087   1,417,087
                                        =========   =========   =========

Basic and diluted earnings
  (loss) per share                   $      (.10)       (.17)         .12
                                        =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2002, 2001 and 2000

                                                          Additional
                                       Common Stock        Paid-in  Accumulated
                                     Shares     Amount     Capital   (Deficit)/
						                      Earnings

Balances at December 31, 2000     1,417,087     70,854   1,890,005    266,817

   Net earnings                         ---        ---         ---   (238,597)
                                  ---------   --------   ---------   ---------
Balances at December 31, 2001     1,417,087     70,854   1,890,005     28,220

Repurchase and cancellation
  of common stock                      (500)       (25)     (1,475)       ---

   Net earnings (loss)                  ---        ---         ---   (143,900)
                                  ---------   --------   ---------   --------
Balances at December 31, 2002     1,416,587     70,829   1,888,530   (115,680)
                                  =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2002, 2001 and 2000

                                               2002         2001         2000

Cash flows from operating activities:
 Net earnings (loss)                     $  (143,900)    (238,597)     168,567
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       184,840      250,902      528,451
   (Gain) loss on sale of oil and
      gas properties                         (28,000)     (41,481)         ---
    Impairment in value of oil and
      gas property                           275,000    1,015,500      738,899
  Changes in assets and liabilities:
    (Increase) decrease in receivables        70,399      (72,065)      13,413
    Increase (decrease) in payables           14,848     (212,576)     167,896
    Increase (decrease) in deferred
      federal income tax                      47,840     (124,456)       9,659
    Increase (decrease) in deferred
      revenue                                    ---          ---      (83,114)
                                            ---------    ---------    ---------
Net cash provided by
  operating activities                       421,027      577,227    1,543,771
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of investments                    (100,500)         ---          ---
 Proceeds from sale of oil and
  gas properties                              28,000      141,481          ---
 Additions to oil and gas properties        (306,570)    (707,144)    (752,636)
 Proceeds from sale of equipment              28,458       15,660          ---
 Purchases of equipment                          ---      (76,123)     (25,776)
                                            ---------    ---------    ---------
   Net cash used in investing activities    (350,612)    (626,126)    (778,412)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable               1,600,000    3,700,000    3,500,000
 Repayments of notes payable              (3,038,387)  (3,957,831)  (1,723,022)
 Repurchase of common stock                   (1,500)         ---          ---
                                           ---------    ---------    ---------
   Net cash provided (used) by
     financing activities                 (1,439,887)    (257,831)   1,776,978
                                           ---------    ---------    ---------
   Net increase (decrease) in cash        (1,369,472)    (306,730)   2,542,337

   Cash and cash equivalents at
     beginning of year                     4,041,292    4,348,022    1,805,685
                                           ---------     --------     --------
   Cash and cash equivalents at
     end of year                         $ 2,671,820    4,041,292    4,348,022
                                          ==========   ==========   ==========
Supplemental disclosure of
  cash flow information:
 Interest paid                           $   133,841       93,648      161,839
                                          ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2002, 2001 and 2000


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

Oil and Gas Properties - The Company follows the "successful efforts" method of accounting for oil and gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered.Costs of drilling development wells are capitalized. Geological, geophysical, carrying and production costs are charged to expense as incurred.

Costs related to acquiring unproved lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impair-ment, the costs are charged to expense. During the years ended December 31, 2002, 2001, and 2000 the Company recognized impairment losses of $275,000, $1,015,500 and $738,999, respectively.

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

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

          Office furniture and equipment         7 years
          Automotive equipment                   5 years

Investments - The Company has an investment in a private, closely held corporation that is valued at fair value for financial statement purposes. Fair value is based on capitalized earnings and return on investment.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from two customers in 2002, three customers in 2001, and three customers in 2000 as follows: 2002 - 46%, 32%, 2001 - 39%, 32%, 15%, and 2000 - 36%, 25%, 23%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

Use of Estimates - Consistent with the requirements of generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in order to prepare these financial statements. Actual results could differ from those estimates.

(2) Investments

During 2002, the Company purchased a profit-only interest in a privately, closely held company at a cost of $100,000.

At December 31, 2002 the fair value was determined to be $100,000, and as such there was no unrealized gain or loss, and therefore no other comprehensive income or loss to recognize at December 31, 2002.

The Company held other investments at year-end totaling less that $500.

(3) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                           2002          2001

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $1,718,028.
  Interest accrues at .5% above the prime rate,
  with monthly payments of principal of $36,000 plus
  accrued interest. The note matures in August 2003.      235,075      667,075

Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matured in December 2002. This
  line of credit was renewed with a different bank
  subsequent to year-end. The terms of the renewal
  included monthly interest payments at prime plus
  .5%, secured by oil and gas properties. The line
  of credit matures on February 12, 2005.               2,000,000    3,000,000

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 6.75%,
  secured by $700,000 of certificates of deposit. The
  line of credit matures on April 25, 2002.                   ---      700,000

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 6.75%,
  secured by $700,000 of certificates of deposit. The
  line of credit matures on April 25, 2003.               700,000          ---

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2003, secured by equipment.      4,589       10,976
                                                        ---------    ---------
    Total debt                                          2,939,664    4,378,051
Less current installments                                (939,664)  (4,138,411)
                                                        ---------    ---------
Long-term bank debt, excluding current installments  $  2,000,000      239,640
                                                        =========    =========



Future maturities of long-term debt are as follows:

            2003           $  939,664
            2004                  ---
            2005            2,000,000
                            ---------
                  Total    $2,939,664
                            =========

(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $210,000, $201,000, and $174,000 as compensation for performance of those services during the years ended December 31, 2002, 2001 and 2000, respectively. Effective January 1, 2002 the agreement was continued with terms of $18,500 per month through December 31, 2003.

The Company leases office space from a company owned by the Chairman of the Company under a non-cancelable operating lease expiring June 30, 2003. Rent expense incurred under this lease was $22,200, $22,800 and $19,800 for the years ended December 31, 2002, 2001, and 2000, respectively.
Future minimum lease payments for 2003 are $11,400.

Robert Watson, Inc. and William Watson, Inc.,both own small interests in a number of the properties that the Company has interests in. Each company also owns interest in other similar properties in which the Company does not have an interest. None of the Company's other directors own interests in any oil and gas properties in areas in which the Company operates. The Company presently acquires all of its own properties.

During the years ended December 31,2002, 2001 and 2000, a Director of the Company and related party received $72,320 $51,500 and $22,000, respectively for engineering consultant work.

During the year ended December 31, 2002 an officer of the Company purchased a vehicle from the Company for $28,458, resulting in no gain or loss to the Company.

In addition, the Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

During the year ended December 31, 2002, the Company purchased an investment in a private, closely-held corporation that is valued at fair value for financial statement purposes. The purchse of services from this related party totaled $193,155 for the year ended 2002.

(5) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                  2002        2001      2000

Current  tax expense at statutory rate     $        ---        ---    150,000
Deferred tax (benefit)                          (74,130)  (122,914)     9,659
                                              _________   ________   ________
                                           $    (74,130)  (122,914)   159,749
                                              =========   ========   =======


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2002 and 2001 is presented below:

                                                            2002        2001
   Deferred tax asset:
     Net operating loss carryforward                $         ---         ---
                                                        ---------   ---------
     Net deferred tax asset                                   ---         ---
                                                        ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                      (186,242)   (138,402)
                                                        ---------   ---------
   Total deferred tax liability                     $   (186,242)   (138,402)
                                                        =========   =========


The Company has accumulated losses for Federal income tax purposes of approximately $230,000, $-0- and $-0- as of December 31, 2002, 2001
and 2000, respectively, which may be carried forward and used to reduce taxable income in future years. The carryforwards begin to expire in 2027.

(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2002.

(7) Subsequent Events

Subsequent to year-end, the Company has issued a letter of credit in the amount of $250,000 to a third party in order to meet the party's standard licensing requirements.

Subsequent to December 31, 2002, the Company obtained a new $3,000,000 line of credit at prime rate plus .5%, which expires in February 2005.

                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2002, 2001 and 2000
                             (Unaudited)

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

                            2002                   2001                2000
                        Oil       Gas         Oil        Gas       Oil      Gas
                       BBLS       MCF        BBLS        MCF      BBLS      MCF

Proved developed
 and undeveloped
 reserves:
Beginning of year  951,412  7,180,417  1,065,744  7,988,672  784,268  8,074,537
Revisions of
 previous estimate  21,550   (465,726)  (101,367)  (688,502)  94,257  (516,233)
Extensions
 and Discoveries       ---        ---        ---        ---    1,953      1,167
Purchase of
 minerals in place  22,921     87,820     66,740    442,588  267,594  1,026,301
Sale of minerals       ---        ---        ---        ---      ---        ---
Production         (73,006)  (461,115)   (79,705)  (562,341) (82,328) (597,100)
                  --------- ---------  ---------  --------- --------  --------
End of year        922,877  6,341,396    951,412  7,180,417 1,065,744 7,988,672
                  ========= =========  =========  ========= ========= =========
Proved developed
   reserves:
Beginning of year  951,412  7,180,417  1,065,744  7,988,672   784,268 8,074,537
End of year        922,877  6,341,396    951,412  7,180,417 1,065,744 7,988,672

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

                                                          December 31,
                                         2002           2001           2000

Future cash inflows                 $ 41,173,230     37,347,266     58,065,418
Future production
  and development costs              (20,628,693)   (19,294,773)   (24,292,586)
Future income tax expenses            (5,724,646)   ( 4,840,426)    (9,796,114)
                                     ------------   ------------   ------------
     Future net cash flows            14,819,891     13,212,067     23,976,718

10% annual discount for
  estimated timing of cash flows      (6,975,044)    (4,955,521)    (9,818,074)
                                     ------------   ------------   ------------
Standardized measure of
  discounted future net cash flows  $  7,844,847      8,256,546     14,158,644
                                    ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2002         2001         2000

Changes:
Sale of oil and gas produced, net of
 production costs                        $  (352,159)    (962,232)  (1,772,933)
Net changes in prices and production
 costs                                      (459,699)  (1,038,973)     363,080
Purchase of minerals in place                 60,345      176,064      922,259
Extensions and discoveries                       ---          ---        4,541
 Sales                                           ---          ---          ---
Revisions of previous quantity estimates    (131,114)    (778,521)      92,042
Accretion of discount                        825,655    1,415,864    1,008,023
Other                                       (354,727)  (4,714,300)   3,461,406
                                           ----------   ----------    ---------
    Net changes                             (411,699)  (5,902,098)   4,078,418

Beginning balance - standardized measure
 of discounted future net cash flows       8,256,546   14,158,644   10,080,226
                                          ----------   ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows     $ 7,844,847    8,256,546   14,158,644
                                          ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  Years ended December 31,
                                               2002         2001         2000

Unproven oil and gas properties
    (including wells in progress)        $   166,630      166,630      166,630

Proven oil and gas properties              3,506,181    3,474,611    3,882,968

Accumulated depletion and amortization    (1,504,724)  (1,350,377)  (1,126,604)
                                          ----------   ----------   ----------
Net capitalized costs                    $ 2,168,087    2,290,864    2,922,994
                                          ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                              Years ended December 31,
                                               2002      2001       2000

Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          306,570   707,144    752,636
Exploration costs                               ---       ---        ---
Development costs                               ---       ---        ---

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2002 and 2001 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2002, and notes to financial statements are included in Item 8.

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

10.4   Note payable to First State Bank  dated April 25, 2002.

10.5   Note payable to Bank United dated July 29, 1999.

10.6   Note payable to Bank United dated December 1, 2001.

99.1   Certificate of Chief Executive Officer and Chief Financial Officer

99.2   Certification of Periodic Financial Reports

(b). Reports on Form 8-K

       Form 8-K filed on October 10, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Teresa N. Nuckols
William G. Watson, President,              Teresa N. Nuckols, Secretary
Director, Principal Executive              March 25, 2003
Officer and Principal Financial
and Accounting Officer
March 25, 2003

Linda R. Watson                             Robert L. Patterson
Linda R. Watson, Director                   Robert L. Patterson, Director
and Chairman of the Board                   March 25, 2003
March 25, 2003


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

William G. Watson                     CORPORATE OFFICE
President, Chief Executive            9811 Anderson Mill Road, Suite 202
Officer and Director                  Austin, Texas 78750

Linda R. Watson
Chairman of the Board                 INDEPENDENT ACCOUNTANTS
and Director                          Sprouse & Anderson, L.L.P.
                                      Austin, Texas
Teresa Nuckols
Secretary

Robert L. Patterson
Director                              TRANSFER AGENT
                                      Computershare Trust Company, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      2002 ANNUAL SHAREHOLDERS MEETING
                                      June 12, 2003, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
TERMS:
Interest Rate:         6.75%
Principal Amount:     $700,000.00
Funding Date:          April 25, 2002
Maturity Date:         April 25, 2003

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

Dated the 1st day of December, 2001.


BORROWER: TEXAS VANGUARD OIL COMPANY
          ROBERT N. WATSON, JR.
          PRESIDENT


EXHIBIT 99.1:
CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER

I, William Watson, certify that:

1. I have reviewed this annual report on Form 10-K of Texas Vanguard Oil Company (TVOC).

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of TVOC as of, and for, the periods presented in this annual report.

4. Texas Vanguard Oil Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TVOC and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to TVOC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of TVOC disclosure controls and procedures as of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. TVOC's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT 99.2:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  March 25, 2003            By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)