Form 10-Q
period 2003-03-31
TEXAS VANGUARD OIL CO
filed 2003-05-14
CIK 315261

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

    For the Quarter Ended March 31, 2003      Commission File No. 1-10437

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No ___.

Indicate by check mark the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ or No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at March 31, 2003
Common Stock, $.05 par value                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2003 and December 31, 2002              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2003 and 2002        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2003 and 2002        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2003         2002
Current assets:
    Cash and temporary investments                 $ 1,827,458    2,671,820
    Trade accounts receivable                          129,645      143,961
                                                     ---------   ----------
        Total current assets                         1,957,103    2,815,781
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           3,626,305    3,672,811
    Office furniture and vehicles                      204,446      204,446
                                                     ---------    ---------
                                                     3,830,751    3,877,257

    Less accumulated depreciation, depletion and
      amortization                                  (1,675,944)  (1,624,865)
                                                     ----------   ----------
        Total property and equipment                 2,154,807    2,252,392
                                                     ---------    ----------
Investments                                            100,500      100,500
     Other assets                                        1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 4,213,410    5,169,673
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   151,087      195,115
     Taxes payable                                      60,139        4,973
     Notes payable and current installments of
        long-term debt                               1,040,396      939,664
                                                     ---------    ----------
          Total current liabilities                  1,251,622    1,139,752
                                                     ---------    ----------
Deferred tax liability                                 186,242      186,242
Long-term debt, excluding current installments         824,781    2,000,000
                                                     ---------    ----------
Total liabilities                                    2,262,645    3,325,994
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,829       70,829
     Additional paid-in capital                      1,888,530    1,888,530
     Accumulated earnings (deficit)                     (8,594)    (115,680)
                                                     ---------    ----------
          Total stockholders' equity                 1,950,765    1,843,679
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,213,410    5,169,673
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2003        2002
 Revenue:
    Operating revenue                            $    980,413      816,550
    Other income                                       14,880       13,751
                                                    ---------    ---------
       Total revenue                                  995,293      830,301
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    585,377      605,435
   Exploration cost                                       ---          298
   Depreciation, depletion and amortization            51,079       44,141
   General and administrative                         107,128      123,152
   Abandonment of leaseholds                           50,000       25,000
   Interest                                            39,456       19,281
                                                    ---------    ---------
       Total costs and expenses                       833,040      817,307
                                                    ---------    ---------
         Earnings before
           federal income taxes                       162,253       12,994

 Federal income taxes:
   Federal income tax expense                          55,166        4,418
                                                    ---------    ---------
              Net earnings                       $    107,087        8,576
                                                    ---------    ---------
Weighted average number of shares outstanding       1,416,587    1,417,087
                                                    ---------    ---------

   Basic and diluted earnings per share          $      .08           .01
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2003       2002

     Net cash provided by operating activities        $   233,619       26,662

     Net cash used in investing activities                 (3,494)    (318,000)

     Net cash used in financing activities             (1,074,487)  (2,709,558)

                                                       -----------  -----------
     Net change in cash and temporary investments        (844,362)  (3,000,896)

     Cash and temporary investments at
          beginning of period                           2,671,820    4,041,292
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 1,827,458    1,040,396
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2003

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

Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $163,863 (20%) for the three-month period ended March 31, 2003 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2003 as compared to 2002. Production costs decreased $20,058 (3%) for the three-month period ended March 31, 2003 from the prior year period.

General and administrative expenses for the three-month period ended March 31, 2003 decreased $16,024 (13%) as compared to the prior year period. Interest expense increased approximately $20,175 (105%) for the three-month period ended March 31, 2003 from the comparable prior-year period due to higher average outstanding balances. Depreciation, depletion, and amortization increased by $6,938 (16%) for the three-month period ended March 31, 2003, from the comparable prior-year period. Depreciation, depletion, and amortization varies from period to period because of changes in reserve estimates, changes in quantities, of oil and gas produced, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2003, the Company provided a provision of $50,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2003, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2003 has decreased to 1.56 to 1 from 2.47 to 1 at December 31, 2002. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $233,619 for the three months ended March 31, 2003. Notes payable and long-term debt decreased by $1,074,487 for the three-month period ended March 31, 2003, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2003. The Company cannot predict how prices will vary during the remainder of 2003 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact on the Company's operations.

                                     PART II.



Item 6. Exhibits and Reports on Form 8-K


  a) Exhibits:
       A. Certificate of Chief Financial Officer and Chief Financial Officer
       B. Certification of Periodic Financial Reports

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



                                          TEXAS VANGUARD OIL COMPANY
                                          --------------------------
                                          (Registrant)




                                          William G. Watson, President
                                          --------------------------------
                                          William G. Watson, President
                                          (Principal Financial and
                                          (Accounting Officer)

Date: May 13, 2003

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

May 13, 2003


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT B:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  May 13, 2003               By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)