Form 10-Q
period 2003-06-30
TEXAS VANGUARD OIL CO
filed 2003-08-14
CIK 315261

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

For the Quarter Ended June 30, 2003              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2003
Common Stock, $.05 par value                         1,416,587 shares




                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2003 and December 31, 2002                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2003 and 2002          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2003 and 2002                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

    Item 3 - Controls and Procedures                                 7

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.








                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2003         2002
     Current assets:
          Cash and temporary investments             $ 2,295,889    2,671,820
          Trade accounts receivable                      121,855      143,961
                                                       ---------    ---------
              Total current assets                     2,417,744    2,815,781
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   3,608,859    3,672,811
      Office furniture and vehicles                      204,446      204,446
                                                       ---------    ---------
                                                       3,813,305    3,877,257

     Less accumulated depreciation, depletion and
            amortization                              (1,733,133)  (1,624,865)
                                                       ---------    ---------
              Total property and equipment             2,080,172    2,252,392
                                                       ---------    ---------
     Investments                                         100,500      100,500
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 4,599,416    5,169,673
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    141,876     195,115
      Taxes payable                                       168,659       4,973
      Notes payable and current installments
        of long-term debt                                 998,668     939,664
                                                        ---------   ---------
           Total current liabilities                    1,309,203   1,139,752
                                                        ---------    --------
   Deferred tax liability                                 186,242     186,242
   Long-term debt, excluding current installments         732,897   2,000,000

                                                        ---------   ---------
           Total Liabilities                            2,228,342   3,325,994

   Stockholders' equity:
      Common stock                                         70,854      70,854
      Additional paid-in capital                        1,888,530   1,888,530
      Retained earnings                                   411,715    (115,680)
                                                        ---------   ---------
            Total stockholders' equity                  2,371,074   1,843,679
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,599,416   5,169,673
                                                        ---------   ---------



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2003       2002        2003        2002

  Revenue:
   Operating revenue            $ 1,110,172     941,526   2,090,585   1,758,074
   Other income                     217,026      12,975     231,906      26,727
                                  ---------   ---------   ---------   ---------
     Total revenue                1,327,198     954,501   2,322,491   1,784,801
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  556,670     659,577   1,142,047   1,265,012
   Exploration cost                     120          36         120         333
   Depreciation, depletion
       and amortization              57,190      48,456     108,268      92,596
   General and
       administrative               103,914     106,398     211,043     229,551
   Abandonment of leaseholds         51,348     100,000     101,348     125,000
   Interest                          24,154      28,920      63,610      48,201
                                  ---------   ---------   ---------   ---------
     Total costs and expenses       793,396     943,387   1,626,436   1,760,693
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes        533,802      11,114     696,055      24,108
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax       113,493       3,779     168,659       8,197
                                  ---------    --------   ---------   ---------
      Net earnings              $   420,309       7,335     527,396      15,911
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,417,087   1,416,587   1,417,087
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .30         .01         .37         .01
                                  =========   =========   =========   =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2003        2002

Net cash provided by operating activities        $   869,565       310,838

Net cash used in investing activities                (37,397)     (319,529)

Net cash used in financing activities             (1,208,099)   (1,219,145)
                                                  -----------   -----------
Net change in cash and temporary investments        (375,931)   (1,227,836)

Cash and temporary investments at
    beginning of period                            2,671,820     4,041,292
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 2,295,889     2,813,456
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2003

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

In April 2003, the FASB issued Statement 149, Amendment to SFAS 133 on Derivative Instruments and Hedging Activities. This Statement addresses financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for the manner in which an issuer may classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $168,646 (18%) and $332,511 (19%) for the three-month and six-month period ended June 30, 2003 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2003 as compared to 2002. Production costs decreased by $102,907 (16%) and $122,965 (10%) for the three-month and six-month periods ended June 30, 2003 as compared to the prior year periods.

General and administrative expenses decreased $2,484 (2%) and $18,508 (8%) for the three-month and six-month periods ended June 30, 2003 as compared to the prior year periods. Interest expense decreased approximately $4,766 (16%) for the three-month period ended June 30, 2003, from the comparable 2002 period primarily due to lower average outstanding balances. Interest expense increased $15,409 (32%) for the six-month period ended June 30, 2003, from the comparable 2002 periods due to higher average outstanding balances.Depreciation, depletion and amortization increased by $15,672 (17%) for the six-month period ended June 30, 2003 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2003, the Company provided a provision of $51,348 and $101,348 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2003, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2003 has decreased to 1.85 to 1 from 2.47 to 1 at December 31, 2002. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $869,565 for the six months ended June 30, 2003. Notes payable and long-term debt decreased by $1,208,099 for the six-month period ended June 30, 2003, by using cash on hand and cash generated from operations.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

                                 PART II.


Item 6. Exhibits and Reports on Form 8-K


a) Exhibits:             31.1  Certificate of the Principal Financial and
                                 Accounting Officer Pursuant to Section 302
                                 of the Sarbanes-Oxley Act of 2002
                         32.1  Certificate of the Principal Financial and
                                 Accounting Officer Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:  None








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




                                        TEXAS VANGUARD OIL COMPANY
                                        --------------------------
                                        (Registrant)




                                        /s/William G. Watson, President
                                        ------------------------------------
                                        William G. Watson, President
                                        (Principal Financial and
                                        (Accounting Officer)

Date: August 12, 2003

Exhibits:

EXHIBIT 31.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                 PURSUANT TO SECTION 302, OF THE SARBANES-OXLEY ACT OF 2002

I, William Watson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Texas Vanguard Oil Company (TVOC);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TVOC as of, and for, the periods presented in this quarterly report.

4. Texas Vanguard Oil Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) for TVOC and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TVOC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of TVOC's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the periods covered by this report based on such evaluation; and

c) Disclosed in this report any change in TVOC's internal control over financial reporting that occurred during TVOC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TVOC's internal control over financial reporting; and

5. TVOC's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TVOC's auditors and the audit committee of TVOC's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably like to adversely affect TVOC's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in TVOC's internal controls over financial reporting.

August 12, 2003


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  August 12, 2003            By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                Principal Financial and Accounting Officer