Form 10-Q
period 2003-09-30
TEXAS VANGUARD OIL CO
filed 2003-11-14
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2003      Commission File No. 1-10437

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
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                 Outstanding at September 30, 2003
 ---------------------                 ---------------------------------
    $.05 par value                            1,416,587 shares

                                     1

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2003 and December 31, 2002           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2003 and 2002                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2003 and 2002      4

         Notes to the Condensed Financial Statements           5

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

  Item 3 - Controls and Procedures                             6

Part II. Other Information                                     7

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2003            2002

Current assets:
   Cash and cash equivalents              $ 2,453,445       2,671,820
   Trade accounts receivable                  101,974         143,961
                                            ---------       ---------
       Total current assets                 2,555,419       2,815,781
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           3,639,256       3,672,811
   Office furniture and vehicles              204,446         204,446
                                            ---------       ---------
                                            3,843,702       3,877,257
   Less accumulated depreciation,
     depletion and amortization            (1,787,036)     (1,624,865)
                                           -----------      ----------
       Total property and equipment         2,056,666       2,252,392
                                           -----------      ----------
   Investments                                    500         100,500
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 4,613,585       5,169,673
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $   143,981         195,115
   Taxes payable                              229,328           4,973
   Notes payable and current installments
     of long-term debt                        917,536         939,664
                                            -----------     ----------
       Total current liabilities            1,290,845       1,139,752
                                            -----------     ----------
Deferred tax liabilities                      192,885         186,242
Long-term debt, excluding
   current installments                       641,013       2,000,000
                                           -----------     ----------
       Total liabilities                    2,124,743       3,325,994
Stockholders' equity:
   Common stock                                70,829          70,829
   Additional paid-in capital               1,888,530       1,888,530
   Retained earnings (loss)                   529,483        (115,680)
                                          -----------      ----------
       Total stockholders' equity           2,488,842       1,843,679
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 4,613,585       5,169,673
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2003       2002           2003       2002

Revenue:
  Operating revenue    $  1,029,521    879,245     3,120,106  2,637,319
  Other income               11,961     12,869       243,867     39,596
                          ---------  ---------     ---------  ---------
     Total revenue        1,041,482    892,114     3,363,973  2,676,915
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           661,366    492,435     1,803,412  1,745,989
  Gas contract adjustment       ---    449,557           ---    449,557
  Exploration cost              165     41,843           285     53,635
  Depreciation, depletion
    and amortization         53,903     46,089       162,171    138,685
  General and
    administrative           96,849    105,741       307,894    335,291
  Abandonment/Impairment
    of leaseholds            28,638        ---       129,986    125,000
  Interest                   22,124     48,783        85,733     96,984
                          ---------  ----------    ---------  ----------
Total costs and expenses    863,045  1,184,448     2,489,481  2,945,141
                          ---------  ----------    ---------  ----------
  Earnings (loss) before
   federal income taxes     178,437   (292,334)      874,492   (268,226)
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income tax
     expense (benefit)       60,669   (109,672)      229,328   (101,475)
                          ---------   ---------    ---------   ---------
       Net earnings     $   117,768   (182,662)      645,164   (166,751)
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,416,587   1,416,701    1,416,587   1,416,957
                          =========   =========    =========   =========
Basic and diluted
 earnings(loss) per share    .08        (.13)         .46        (.12)
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2003         2002

Net cash provided by operating activities  $  1,159,173      371,139

Net cash provided (used) in
  investing activities                            3,568     (349,439)

Net cash used in financing activities        (1,381,116)  (1,330,266)
                                             -----------  -----------
Net change in cash
  and cash equivalents                         (218,375)  (1,308,566)

Cash and temporary investments at
  beginning of period                         2,671,820    4,041,292
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  2,453,445    2,732,726
                                              =========    =========

See accompanying notes to condensed financial statements.



                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2003

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

Note 3: Statement of Cash Flows

    Cash and cash equivalents as used in the Condensed Statements of Cash Flows include cash in banks and certificates of deposits owned.

Note 4: Recently Issued Accounting Standards

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

                                       5


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $150,276 (17%) and $482,787 (18%) for the three-month and nine-month periods ended September 30, 2003 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2003 as compared to 2002. Production costs increased $168,931 (34%) and $57,423 (3%) for the three-mont and nine-month periods ended September 30, 2003 from the comparable prior year periods.

General and administrative expenses for the three-month and nine-month period ended September 30, 2003 decreased $8,892 (8%) and $27,397 (8%) as compared to the prior year periods. Interest expense decreased approximately $26,659 (55%) and $11,251 (12%) for the three-month and nine-month periods ended September 30, 2003 from the comparable 2002 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization increased by $23,486 (17%) for the nine-month period ended September 30, 2003 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2003, the Company provided a provision of $28,638 and $129,986 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2003, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2003, has decreased to 1.98 to 1 from 2.47 to 1 at December 31, 2002. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $1,159,173 for the nine months ended
September 30, 2003. Notes payable and long-term debt decreased by $1,381,116 for the nine-month period ended September 30, 2003, by using cash on hand and cash generated from operations.

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
                                       6


PART II. OTHER INFORMATION

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

Date: November 6, 2003

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

November 6, 2003


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  November 6, 2003         By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer