Form 10-K
period 2003-12-31
TEXAS VANGUARD OIL CO
filed 2004-03-30
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 4, 2004, there were 1,416,587 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (314,347 shares), based on average bid and asked prices on the aforesaid date, was $936,754.00.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2004 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2004, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers,such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from ETC Texas/Aquila Southwest (10% in 2003 and 15% in 2001), Duke Energy/GPM (36% in 2003, 32% in 2002 and 39% in 2001), and
Plains Marketing (43% in 2003, 46% in 2002 and 32% in 2001). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Regulations

  The production and sale of crude oil and natural gas are currently subject to extensive regulation of both federal and state authorities. At the federal level there are price regulations and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and gas. Although compliance with their laws and regulations has not had a material adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely affected thereby.

Employees

   At December 31, 2003, the executive officers and directors were as follows:

                    Name                         Offices Held

               Linda R. Watson                   Chairman of the Board
                                                 and Director

               William G. Watson                 President, Chief Executive
                                                 Officer and Director

               Teresa N. Nuckols                 Secretary

               Robert L. Patterson               Director



   William G. Watson, (age 55), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director or Robert Watson, Inc., and is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years. He was a director and Vice President of the Company from 1982 until 1997. He was elected President of the Company on September 27, 2002, after the untimely death of the Company's President and CEO, Robert N. Watson, Jr.

   Linda R. Watson (age 60), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc. She has been a Director of the Company since 1982. Also, she was the wife of Robert N. Watson, Jr.

   Teresa N. Nuckols (age 44), received her B.B.A. degree from Saint Edwards University in 1988. She has been an employee of the Company since 1989. She was elected Secretary of the Company in 2002.

    Robert L. Patterson (age 64), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2003, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies as previously described which have oil and gas interests.Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

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

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 1999 through 2003.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

1999            38     32.61              5        3.91       ---       ---
2000            26     18.45              0        1.22       ---       ---
2001             3      9.46              2        2.31       ---       ---
2002*            5      7.08              2        2.00       ---       ---
2003#            4      7.45              2        0.35        1        0.1

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In 2000, 2001, 2002, and 2003, the net oil interest and/or the net gas interest is larger than the gross oil interest or gross gas interest because the Company purchased additional interests in oil and/or gas wells in which it already owned an interest.

(*) In 2002, the Company participated in the drilling of 5 new wells. All 5 wells are classified as oil wells (5 gross oil, 2.45 net oil).

(#) In 2003, the Company participated in the drilling of one new well. The well was deemed non-commercial and was plugged.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and west Texas. At December 31, 2003, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2003, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 2003.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      87    64.85      41       34.99       3,154.81       2,609.74
Burleson          2     1.30     ---         ---       1,258.66         618.48
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)         9     8.00       1         .02         160.00          60.41
DeWitt (b)      ---      ---       2         .16         160.00          12.43
Eastland (b)    ---      ---       4         .09         122.00           1.30
Fayette (b)      11    10.06     ---         ---       1,653.49       1,533.49
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         319.05         319.05
Hidalgo         ---      ---       2         .25         320.00          40.38
Howard (b)        1      .02     ---         ---          40.00            .63
Kent (b)         27      .67     ---         ---         360.00          26.61
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         112    83.59       4        3.48       2,846.41       1,994.15
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            2     1.82     ---         ---         120.00         112.78
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Ward            ---      ---       2         .16         720.00          29.20
Washington (b)    3     1.11     ---         ---         853.98         157.40
Weston (d)        3      .90     ---         ---         120.00          36.17
Wilson (b)        1      .95     ---         ---          80.00          76.00
             ------   -------  -----       -----       --------       --------
                267   174.40      59       39.73      13,215.31       7,737.19

(a) A gross well is a well in which the Company owns either a working interest or a royalty interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are the gross acres times the Company's interest.
(b)   The Company owns overriding royalty interest in these counties.
(c)   Chaves and Lea Counties are located in New Mexico.
(d)   Weston County is located in Wyoming.


Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2003, 2002 and 2001.


                                             2003       2002           2001
  Oil:
     Production volume (barrels)            63,058     73,006         79,705
     Average sales price per barrel   $      28.88      22.57          23.90
  Gas:
     Production volume (MCF)               395,234    461,115        562,341
     Average sales price per MCF      $       4.47      2.45           4.04

  Average production costs per
     equivalent barrel                $	     18.75     17.86          19.80


   The worldwide crude oil prices of 2003 continue to fluctuate in 2004. The Company cannot predict how prices will vary during 2004 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2003.

           County               Gross                Net
          Bastrop, TX         2,240.00            1,768.00
          Crane, TX             240.00              209.00
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.00
          Eastland, TX          199.00                2.00
          Eddy, NM              370.00               22.00
          Fayette, TX           172.00               82.00
          Garza, TX           3,250.00              789.00
          Howard, TX             40.00                1.00
          Kent, TX            4,905.00            1,500.00
          Lea, NM             1,095.00              630.00
          Lee, TX             1,861.00            1,414.00
          Martin, TX             40.00               33.00
          Midland, TX           133.00                3.00
          Weston, WY            600.00              105.00
          Wilson, TX            130.00              123.00
          Winkler, TX           702.00              702.00
                             ---------            --------
                             17,405.00            7,990.00
                             =========            ========

All of the 7,990.00 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2003

        First Quarter               3.000               2.050
        Second Quarter              2.950               2.050
        Third Quarter               2.050               1.900
        Fourth Quarter              3.060               1.700

      Fiscal 2002

        First Quarter               2.255               2.200
        Second Quarter              3.250               2.300
        Third Quarter               2.250               2.050
        Fourth Quarter              2.070               2.050


   At December 31, 2003, the approximate number of holders of record of the Company's common stock was 503. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended December 31,
                       2003        2002        2001         2000        1999

Oil and gas sales  $ 3,757,649   3,086,950   4,395,458   4,200,297   2,122,057
Total revenue        4,366,554   3,557,542   4,849,022   4,502,830   2,405,050
Total expenses      (3,392,218) (3,775,572) (5,210,533) (4,174,514) (2,151,522)
Net earnings (loss)    711,061    (143,900)   (238,597)    168,567     167,329
Net earnings (loss)
   per share             .50        (.10)       (.17)       .12         .12
Total assets         6,993,288   5,169,673   6,690,772  7,524,234    5,484,246
Short-term debt        874,094     939,664   4,138,411  3,944,609    1,648,316
Long-term debt       2,832,579   2,000,000     239,640    691,274    1,210,588
Total liabilities    4,438,548   3,325,994   4,701,693  5,296,558    3,425,137
Stockholders equity  2,554,740   1,843,679   1,989,079  2,227,676    2,059,109


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the year ended December 31, 2003 cash increased by $1,742,641.
During the years ended December 31, 2002 and 2001 cash decreased by $1,369,472 and $306,703, respectively. The cash flow from operating activities in 2003 was approximately $1,445,027, and increase of $1,024,000 from 2002. The cash flow from operating activities in 2002 was approximately $421,027, a decrease of $156,200 from 2001. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $524,562, $306,570, and $707,144 in 2003, 2002 and 2001, respectively.
In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 2002 and 2001 the Company increased cash by $28,000 and $141,481, respectively, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 2003, the Company had a cash balance of $4,414,461 which represents approximately 119% of its notes payable as compared to the December 31, 2002, cash balance of $2,671,820 which represented approximately 91% of its notes payable.

   Working capital at December 31, 2003 increased to 3.39 to 1 from 2.47 to 1 at December 31, 2002. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2004 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2004 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2004 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.The Company had no significant commitments for capital expenditures at December 31, 2003.

   As of December 31, 2003, the Company owed $428,794 and $2,750,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in February 2005 (see note 3 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

  From 2000 to 2001 oil and gas sales increased 5%, from 2001 to 2002 oil and gas sales decreased 30%, and from 2002 to 2003 oil and gas sales increased by 22%. In 2001, oil production volume decreased by 3% at the same time as the average price per barrel decreased by 14% to $23.90. Also, in 2001, the gas production volume decreased by 6% while the average price increased 40% to $4.04 per MCF. In 2002, oil production volume decreased by 8% at the same time as the average price per barrel decreased by 6% to $22.57. Also, in 2002, the gas production volume decreased by 18% while the average price decreased 39% to $2.45 per MCF. In 2003, oil production volume decreased by 14% at the same time as the average price per barrel increased by 28% to $28.88. Also, in 2003, the gas production volume decreased by 14% while the average price per MCF increased by 82% to $4.47. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses decreased in 2003 and 2002 by 8% and 20%, respectively, while oil and gas production expenses increased in 2001 by 41%. This increase was primarily attributable to an increase in the number of properties owned and operated by the Company and the higher lease operating costs associated with operating more producing properties.

  Interest expense decreased by 17% in 2003 over 2002 due to lower average outstanding balances while interest expense increased by 43% in 2002 over 2001 due to higher average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. Depletion increased 16% in 2003 as compared to a 26% decrease in depletion in 2002.

   Total general and administrative expenses decreased $33,759 in 2003 and increased $29,843 in 2002 and $104,046 in 2001.

   In 2003, 2002 and 2001, the Company provided provisions of approximately $149,986, $275,000 and $1,015,500, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2003 and 2002, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 10, 2004


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2003 and 2002

                                    ASSETS
                                                          2003          2002
Current assets:
    Cash (including certificates of deposit of
       $700,000 in 2003 and 2002, pledged)          $  4,414,461    2,671,820
    Trade accounts receivable, net of allowance
       for doubtful accounts of $0 and $0 in
       2003 and 2002, respectively                       119,654      143,961
                                                       ----------   ---------
            Total current assets                       4,534,115    2,815,781
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               3,880,756    3,506,181
       Unproven properties                               166,630      166,630
Office furniture and equipment, partially pledged        186,698      204,446
                                                       ---------    ---------
                                                       4,234,084    3,877,257
Less accumulated depreciation, depletion and
    amortization                                      (1,776,411)  (1,624,865)
                                                       ---------    ---------
                                                       2,457,673    2,252,392
                                                       ---------    ---------
Investments                                                  500      100,500
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  6,993,288    5,169,673
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    269,178      195,115
    Taxes payable                                        192,730        4,973
    Notes payable and current installments of
       long-term debt                                    874,094      939,664
                                                       ---------    ---------
            Total current liabilities                  1,336,002    1,139,752
                                                       ---------    ---------
Deferred tax liability                                   269,967      186,242
Long-term debt, excluding current installments         2,832,579    2,000,000
                                                       ---------    ---------
            Total Liabilities                          4,438,548    3,325,994

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
     12,500,000 shares; 1,416,587 in 2003 and 2002,
     respectively, issued and outstanding                 70,829       70,829
    Additional paid-in capital                         1,888,530    1,888,530
    Accumulated earnings (deficit)                       595,381     (115,680)
                                                       ---------    ---------
            Total stockholders' equity                 2,554,740    1,843,679
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,993,288    5,169,673
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2003, 2002 and 2001

                                            2003        2002        2001

Revenues:
    Oil and gas sales                $  3,757,649   3,086,950   4,395,458
    Well operation fees                   156,544     163,959     180,411
    Other, net                            399,578     228,291     192,362
    Gain on sale of oil and
      gas property                            ---      28,000      41,481
    Interest income                        52,783      50,342      39,310
                                        ---------   ---------   ---------
       Total revenues                   4,366,554   3,557,542   4,849,022
                                        ---------   ---------   ---------
Expenses:
  Production cost                       2,503,009   2,734,791   3,433,226
  Depreciation, depletion
    and amortization                      214,128     184,840     250,902
  Interest expense                        111,754     133,841      93,648
  General and administrative              413,341     447,100     417,257
  Impairment in value of
    oil and gas property                  149,986     275,000   1,015,500
                                        ---------   ---------   ---------
       Total expenses                   3,392,218   3,775,572   5,210,533
                                        ---------   ---------   ---------
  Earnings (loss) before income tax       974,336    (218,030)   (361,511)

Income Taxes:
  Provision for income tax (benefit)      263,275     (74,130)   (122,914)
                                         --------   ---------   ---------
Net earnings (loss)                  $    711,061    (143,900)   (238,597)
                                         ========   =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,864   1,417,087
                                        =========   =========   =========

Basic and diluted earnings
  (loss) per share                   $       .50        (.10)       (.17)
                                        =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2003, 2002 and 2001

                                                          Additional
                                       Common Stock        Paid-in  Accumulated
                                     Shares     Amount     Capital   (Deficit)/
						                      Earnings

Balances at December 31, 2000     1,417,087   $ 70,854   1,890,005    266,817

   Net earnings (loss)                  ---        ---         ---   (238,597)
                                  _________     ______   _________   ________

Balances at December 31, 2001     1,417,087     70,854   1,890,005     28,220

Repurchase and cancellation
  of common stock                      (500)       (25)     (1,475)       ---

   Net earnings (loss)                  ---        ---         ---   (143,900)
                                  ---------   --------   ---------   --------
Balances at December 31, 2002     1,416,587     70,829   1,888,530   (115,680)

   Net earnings                         ---        ---         ---    711,061
                                  ---------   --------   ---------   ---------
Balances at December 31, 2003     1,416,587     70,829   1,888,530    595,381
                                  =========   ========   =========   =========

See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2003, 2002 and 2001

                                               2003         2002         2001

Cash flows from operating activities:
 Net earnings (loss)                     $   711,061     (143,900)    (238,597)
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       214,128      184,840      250,902
   (Gain) loss on sale of oil and
      gas properties                             ---      (28,000)     (41,481)
    Impairment in value of oil and
      gas property                           149,986      275,000    1,015,500
  Changes in assets and liabilities:
    (Increase) decrease in receivables        24,307       70,399      (72,065)
    Increase (decrease) in payables          261,820       14,848     (212,576)
    Increase (decrease) in deferred
      federal income tax                      83,725       47,840     (124,456)
                                            ---------    ---------    ---------
Net cash provided by
  operating activities                     1,445,027      421,027      577,227
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of investments                         ---     (100,500)         ---
 Proceeds from disposal of investments       100,000          ---          ---
 Proceeds from sale of oil and
  gas properties                                 ---       28,000      141,481
 Additions to oil and gas properties        (524,562)    (306,570)    (707,144)
 Proceeds from sale of equipment              21,743       28,458       15,660
 Purchases of equipment                      (66,576)         ---      (76,123)
                                            ---------    ---------    ---------
   Net cash used in investing activities    (469,395)    (350,612)    (626,126)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable               3,763,489    1,600,000    3,700,000
 Repayments of notes payable              (2,996,480)  (3,038,387)  (3,957,831)
 Repurchase of common stock                      ---       (1,500)         ---
                                           ---------    ---------    ---------
   Net cash provided (used) by
     financing activities                    767,009   (1,439,887)    (257,831)
                                           ---------    ---------    ---------
   Net increase (decrease) in cash         1,742,641   (1,369,472)    (306,730)

   Cash and cash equivalents at
     beginning of year                     2,671,820    4,041,292    4,348,022
                                           ---------     --------     --------
   Cash and cash equivalents at
     end of year                         $ 4,414,461    2,671,820    4,041,292
                                          ==========   ==========   ==========
Supplemental disclosure of
  cash flow information:
 Interest paid                           $   101,769      133,841       93,648
                                          ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2003, 2002 and 2001


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

Costs related to acquiring unproved lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impair-ment, the costs are charged to expense. During the years ended December 31, 2003, 2002, and 2001 the Company recognized impairment losses of $149,986, $275,000 and $1,015,500, respectively.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from three customers in 2003, two customers in 2002, and three customers in 2001 as follows: 2003 - 43%, 36%, 10%, 2002 - 46%, 32%, and 2001 - 39%, 32%, 15%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

In addition, the Company maintains its cash accounts in several commercial banks. Accounts in the banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2003 and 2002, cash in excess of FDIC coverage was $4,067,801 and $2,634,951, respectively.

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

During 2003, the closely held company dissolved, and the Company received a liquidating distribution. No gain or loss was realized as the distribution was considered a return on capital, and therefore no other comprehensive income or loss is recognized at December 31, 2003.

The Company held other investments at year-end totaling less that $500.

(3) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                           2003          2002

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $1,718,028.
  Interest accrues at .5% above the prime rate,
  with monthly payments of principal of $36,000 plus
  accrued interest. The note matures in August 2003.          ---      235,075

A note with a bank secured by oil and gas properties.
  The original value of the note was $735,074. Interest
  accrues at .5% above the prime rate, with monthly
  payments of $30,628. The note matures February
  12, 2005.                                              428,794           ---

Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matured in December 2002.               ---     2,000,000

Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The line of credit matures on February 12, 2005.     2,750,000           ---

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 6.75%,
  secured by $700,000 in certificates of deposit. The
  line of credit matures on April 25, 2003. This line
  of credit was renewed with interest and interest
  payable quarterly at 6.35% secured by $700,000 in
  certificates of deposit. The line of credit matures
  on April 26, 2004.                                    500,000        700,000

Note payable with a bank secured by a vehicle.
  The original value of the note was $28,415.
  Interest accrues at 4.6%.  The note matures
  on November 16, 2007.                                  27,879            ---

Other notes payable, due on demand or in
  monthly installments, maturing on various
  dates through September, 2003, secured by
  equipment.                                                ---          4,589
                                                        ---------    ---------
    Total debt                                          3,706,673    2,939,664
Less current installments                                (874,094)    (939,664)
                                                        ---------    ---------
Long-term bank debt, excluding current installments  $  2,832,579    2,000,000
                                                        =========    =========



Future maturities of long-term debt are as follows:

            2004           $  874,094
            2005            2,818,167
            2006                7,279
            2007                7,133
                            ---------
                  Total    $3,706,673
                            =========

The note payable with a $428,794 balance as of December 31, 2003 has a restrictive covenant, among others, that requires the Company to maintain a cash flow to debt service ratio of not less than 1.25 to 1.00. The Company was not in violation of the aforementioned, or other, restrictive covenants for any quarter during the year-ended December 31, 2003.


(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $222,000, $210,000, and $201,000 as compensation for performance of those services during the years ended December 31, 2003, 2002 and 2001, respectively. Effective January 1, 2004 the agreement was continued with terms of $18,500 per month through December 31, 2004.

The Company leases office space from a company owned by the Chairman of the Company under a non-cancelable operating lease expiring June 30, 2004. Rent expense incurred under this lease was $22,800, $22,200 and $22,800 for the years ended December 31, 2003, 2002, and 2001, respectively.
Future minimum lease payments for 2004 are $11,400.

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

During the years ended December 31,2003, 2002 and 2001, a Director of the Company received $60,000 $72,320 and $51,500, respectively for engineering consultant work.

During the year ended December 31, 2002 an officer of the Company purchased a vehicle from the Company for $28,458, resulting in no gain or loss to the Company.

In addition, the Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

During the year ended December 31, 2002, the Company purchased an investment in a private, closely-held corporation that is valued at fair value for financial statement purposes. The purchase of services from this related party totaled $193,155 for the year ended 2002 and $85,105 for the year ended December 31, 2003. As of December 31, 2003, the private, closely-held corporation was dissolved, and the Company received a return of capital of $100,000.

(5) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                  2003        2002      2001

Current  tax expense at statutory rate     $    179,550        ---        ---
Deferred tax (benefit)                           83,725    (74,130)  (122,914)
                                              _________   ________   ________
                                           $    263,275    (74,130)  (122,914)
                                              =========   ========   ========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 is presented below:

                                                            2003        2002
   Deferred tax asset:
     Net operating loss carryforward                $         ---         ---
                                                        ---------   ---------
     Net deferred tax asset                                   ---         ---
                                                        ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                      (269,967)   (186,242)
                                                        ---------   ---------
   Total deferred tax liability                     $   (269,967)   (186,242)
                                                        =========   =========


The Company has accumulated losses for Federal income tax purposes of approximately $-0-, $230,000, and $-0- as of December 31, 2003, 2002
and 2001, respectively, which may be carried forward and used to reduce taxable income in future years. The accumulated losses were utilized in 2003.

(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2003 and 2002.

The Board of Directors
Texas Vanguard Oil Company:

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION

Our report on our audit of the basic financial statements of Texas Vanguard Oil Company for 2003 appears on page 12. The audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental material presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the required supplementary information. However, we did not audit the information and express no opinion on it.


Sprouse & Anderson, L.L.P.
March 10, 2004


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2003, 2002 and 2001
                             (Unaudited)

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

                            2003                   2002                2001
                        Oil       Gas         Oil        Gas       Oil      Gas
                       BBLS       MCF        BBLS        MCF      BBLS      MCF

Proved developed
 and undeveloped
 reserves:
Beginning of year  922,877 6,341,396  951,414  7,180,417  1,065,744  7,988,672
Revisions of
 previous estimate  88,500   252,675   21,500   (465,726)  (101,367)  (688,502)
Extensions
 and Discoveries       ---       ---      ---        ---        ---        ---
Purchase of
 minerals in place  40,692   340,559   22,921     87,820     66,740    442,588
Sale of minerals       ---       ---      ---        ---        ---        ---
Production         (63,058) (395,234) (73,006)  (461,115)   (79,705)  (562,341)
                 --------- ---------  --------  ---------  --------  ---------
End of year        989,011 6,539,396  922,877   6,341,396   951,412  7,180,417
                 ========= =========  ========  ========= =========  =========
Proved developed
   reserves:
Beginning of year  922,877  6,341,396  951,412   7,180,417 1,065,744 7,988,672
End of year        989,011  6,539,396  922,877   6,341,396   951,412 7,180,417

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

                                                          December 31,
                                         2003           2002           2001

Future cash inflows                 $ 53,100,051     41,173,230     37,347,266
Future production
  and development costs              (23,774,850)   (20,628,693)   (19,294,773)
Future income tax expenses            (8,390,979)   ( 5,724,646)    (4,840,426)
                                     ------------   ------------   ------------
     Future net cash flows            20,934,222     14,819,891     13,312,067

10% annual discount for
  estimated timing of cash flows     (12,721,019)    (6,975,044)    (4,955,521)
                                     ------------   ------------   ------------
Standardized measure of
  discounted future net cash flows  $  8,213,203      7,844,847      8,256,546
                                    ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2003         2002         2001

Changes:
Sale of oil and gas produced, net of
 production costs                       $ (1,257,140)    (352,159)    (962,232)
Net changes in prices and production
 costs                                      (470,853)    (459,699)  (1,038,973)
Purchase of minerals in place                127,939       60,345      176,064
Extensions and discoveries                       ---          ---          ---
 Sales                                           ---          ---          ---
Revisions of previous quantity estimates     428,395     (131,114)    (778,521)
Accretion of discount                        784,485      825,655    1,415,864
Other                                        755,530     (354,727)  (4,714,300)
                                           ----------   ----------    ---------
    Net changes                              368,356     (411,699)  (5,902,098)

Beginning balance - standardized measure
 of discounted future net cash flows       7,844,847    8,256,546   14,158,644
                                          ----------   ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows     $ 8,213,203    7,844,847    8,256,546
                                          ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  Years ended December 31,
                                               2003         2002         2001

Unproven oil and gas properties
    (including wells in progress)        $   166,630      166,630      166,630

Proven oil and gas properties              3,880,756    3,506,181    3,474,611

Accumulated depletion and amortization    (1,688,606)  (1,504,724)  (1,350,377)
                                          ----------   ----------   ----------
Net capitalized costs                    $ 2,358,780    2,168,087    2,290,864
                                          ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                              Years ended December 31,
                                               2003      2002       2001

Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          524,562   306,570    707,144
Exploration costs                               ---       ---        ---
Development costs                               ---       ---        ---

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2003 and 2002 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2003, and notes to financial statements are included in Item 8.

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

10.1 Incentive Stock Option Plan, previously filed as Exhibit 5b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2 Management contract between Texas Vanguard Oil Company and Robert Watson Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to First State Bank  dated April 26, 2003.

10.5   Note payable to First American Bank dated February 12, 2003.

10.6   Note payable to First American Bank dated February 12, 2003.

99.1   Certificate of Chief Executive Officer and Chief Financial Officer

99.2   Certification of Periodic Financial Reports

(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Rober L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief  Executive                 March 26, 2004
Officer and Principal Financial
and Accounting Officer
March 26, 2004

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 26, 2004
March 26, 2004


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Linda R. Watson                       CORPORATE OFFICE
Chairman of the Board                 9811 Anderson Mill Road, Suite 202
and Director                          Austin, Texas 78750

William G. Watson
President, Chief Executive            INDEPENDENT ACCOUNTANTS
Officer and Director                  Sprouse & Anderson, L.L.P.
                                      Austin, Texas
Teresa Nuckols
Secretary

Robert L. Patterson
Director                              TRANSFER AGENT
                                      Computershare Trust Company, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC

                                      CORPORATE GOVERNANCE
                                      The Company has adopted a Code of Ethics for its executive officers, directors and employees which is available upon request free of charge from:
                                      Investor Relations
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

                                      2003 ANNUAL SHAREHOLDERS MEETING
                                      June 10, 2004, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

First State Bank ("Lender")
8045 Mesa Drive
Austin, Texas 78731
Travis County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
TERMS:
Interest Rate:         6.35%
Principal Amount:     $700,000.00
Funding Date:          April 26, 2003
Maturity Date:         April 26, 2004

Promise to Pay: Texas Vanguard Oil Company ("Borrower") promises to pay First State Bank ("Lender"), or order, in lawful money of the United State of America the principal sum of SEVEN-HUNDRED THOUSAND AND NO/100 DOLLARS, ($700,000.00) or so much as may be outstanding, together at the rate of 6.35% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance maturity, whichever occurs first.

Choice of Usury Ceiling and interest rate: The interest rate of this Note has been implemented under the "Weekly Rate" as referred to in Section 303.002 and 300.003 of the Texas Finance Code.However, Lender reserves the right to implement a different interest rate and to renew such rate, provided Lender complies with the requirements of Sections 303.101, 102, and 103 of the Texas Finance Code.

Payment: Borrower will pay this loan on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on April 26, 2004. In addition, Borrower will pay regular quarterly payments of accrued unpaid interest beginning July 26, 2003, and all subsequent interest payments are due on the same day of each quarter after that. Interest on this note is computed on a 365/366 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year (366 during leap years), multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and lay charges. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled payment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled payment date to justify the payment.

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

Line of Credit: This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or other wise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: William G. Watson, President.
Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of the Note or any agreement that Borrower or any guarantor has with Lender, including this agreement made in connection with the signing of this Note;(b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower: This revolving line of credit shall not be subject to Chapter 346 of the Texas Finance Code.

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

Borrower:
Texas Vanguard Oil Company

Signed: William G. Watson,  President
Texas Vanguard Oil Company


                               EXHIBIT 10.5

TERM PROMISSORY NOTE:

First American Bank, SSB ("Lender")
500 West Illinois, Suite 10
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
TERMS:
Interest Rate:         Variable
Principal Amount:     $735,074.00
Funding Date:          February 12, 2003
Maturity Date:         February 12, 2005
Loan Number:           700028806
PROMISE TO PAY:

For value received, Texas Vanguard Oil Company, a Texas Corporation ("Borrower"), whose address is PO Box 202650, Austin, TX 78720-2650 promises to pay to the order of First American Bank, SSB ("Lender" or "Payee") the sum of SEVEN HUNDRED THIRTY-FIVE THOUSAND SEVENTY-FOUR DOLLARS ($735,074.00), together with interest on the unpaid principal balance thereof from date hereof until maturity at the rate hereinafter provided, both principal and interest payable as hereinafter provided in lawful money of the United States of America at Lender's offices at 500 West Illinois, Suite 10, Midland, TX 79701 or at such place as from time to time may be designated by the holder of this Note.

This Note, that certain Revolving Line of Credit Note dated as of the date of this Note having an original commitment amount of $3,000,000.00 executed by Borrower and payable to Lender ("Line of Credit Note") and that certain Letter of Credit Note or Agreement dated on or about the date of this Note have a face amount of $250,000.00 executed by Borrower and payable to Lender ("Letter of Credit Note") in support of a Letter of Credit in favor of the Texas Railroad Commission are described in and are subject to the terms and provisions of that certain Loan Agreement ("Loan Agreement") dated as of the date of this Note by and between Borrower and Lender. The Loan Agreement, among other things, contains provisions regarding the amount that Lender is required to advance under the terms of the Line of Credit Note ("the Borrowing Base"), provisions for acceleration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified and the payment of an origination fee at closing of $15,000.00.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half of one percent (.5%), provided, that (a) if on any day the Stated Rate shall exceed the Highest Lawful Rate for that day then the Stated Rate shall be fixed at the Highest Lawful Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Highest Lawful Rate and/or (b) the Stated Rate shall not be less than four and three-quarters percent (4.75%).

As used herein the following terms shall have the meanings set forth below:

"Prime Rate" means the fluctuating per annum rate of interest which is published in the Wall Street Journal as the Prime Rate, or if, but only if, such Prime Rate or index is no longer available or if such Prime Rate is no longer ascertainable, Lender (or its successors) will substitute an index determined by Lender to be comparable, in its sole discretion, which rate shall become the "Prime Rate". In the event The Wall Street Journal publishes more than one interest rate as the Prime Rate, the Prime Rate used herein shall be the highest of said published rates, unless Lender (or its successors) notifies Borrower in writing of Lender's (or its successor's) intent to use one of the lower published rates as the prime rate. The interest rate on this Note will change each time and as of the date that the Prime Rate or applicable index rate changes. The Prime Rate may not be the lowest rate of interest charged by Lender to its customers.

"Highest Lawful Rate" means the maximum nonusurious rate of interest that Lender is permitted under applicable law to contract for, take, charge or receive with respect to the indebtedness evidenced by this Note.

The above sum and accrued interest shall be due and payable in twenty-three
(23) monthly principal installments of Thirty Thousand Six Hundred Twenty-Eight dollars ($30,628.00) each, plus interest accrued on the unpaid principal balance to the date of each installment, beginning March 12, 2003, and continuing on the 12th date of each month thereafter until and including January 12, 2005, and then in one installment of the entire unpaid principal balance plus accrued unpaid interest on February 12, 2005.

All past due principal and/or interest or installments thereof shall bear interest from maturity at the Highest Lawful Rate.

This Note, the Line of Credit Note and Letter of Credit Note described above are secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated as of the date of this Note from Borrower (hereinafter sometimes referred to as "Grantor," whether one or more) to Robert Nordhaus, Trustee for the benefit of the Lender covering any and all of Grantor's interest, where now owned or hereafter acquired, in and to various leasehold and associated net revenue and overriding royalty interests in oil and gas wells and leases along with personal property associated therewith and proceeds derived therefrom located in Bastrop, Crane, DeWitt, Fayette, Kent, Lee and Martin Counties, Texas (hereinafter referred to as "Security Documents"). Failure to describe all or part of the security shall not be considered as a waiver of such security.

Upon the failure to pay any installment of the principal or interest on this Note as above promised or upon the occurrence of a default or event of default specified in the Line of Credit Note, Letter of Credit Note, the Loan Agreement and/or the Security Documents described above, the holder of this Note or any part thereof shall have the option of declaring the principal balance hereof and the interest accrued herein to be immediately due and payable.

Borrower shall have the right to prepay, without penalty, at any time and from time to time prior to maturity, all or any part of the unpaid principal balance of this Note and/or all or any part of the interest accrued to the date of such prepayment, provided that any such principal thus paid is accompanied by accrued interest on such principal.

It is the intent of the Payee of the Note and the undersigned in the execution of this Note and all other instruments now or hereafter securing this Note to contract in strict compliance with applicable usury law. In furtherance thereof, the said Lender and the undersigned stipulate and agree that none of the terms and provisions contained in this Note, or in any other instrument executed in connection herewith, shall ever be construed to create a contract to pay for the use, forbearance or detention of money, at a rate in excess of the Highest Lawful Rate; that neither the undersigned nor any guarantors, endorsers or other parties now or hereafter becoming liable for payment of this Note shall ever be obligated or required to pay interest on this Note at a rate in excess of the Highest Lawful Rate; and that the provisions of this paragraph shall control over all other provisions of this Note and any other instruments now or hereafter executed in connection herewith which may be in apparent conflict herewith. The holder of this Note expressly disavows any intention to charge or collect excessive unearned interest or finance charges in the event the maturity of this Note is accelerated. If the maturity of this Note shall be accelerated for any reason of if the principal of this
Note is paid prior to the end of the term of this Note, and as a result thereof the interest received for the actual period of existence of the loan evidenced by this Note exceeds the Highest Lawful Rate, the holder of this Note shall, at its option, either refund to the undersigned the amount of such excess or credit the amount of such excess against the principal balance of this Note then outstanding and thereby shall render inapplicable any and all penalties of any kind provided by applicable law as a result of such excess interest. In the event that the said Lender or any other holder of this Note shall contract for, charge or receive any amount or amounts and/or any other thing of value which are determined to constitute interest which would equal to interest in excess of the Highest Lawful Rate shall, upon such determination at the option of the Holder of this Note, be either immediately returned to the undersigned or credited against the principal balance of this Note then outstanding, in which event any and all penalties of any kind under applicable law as a result of such excess shall be inapplicable. By execution of this Note the undersigned acknowledges that it believes the loan evidenced by this Note to be non-usurious and agrees that if, at any time the undersigned should have reason to believe that such loan is in fact usurious, it will give the holder of this Note notice of such condition and the undersigned agrees that said holder shall have ninety (90) days in which to make appropriate refund or other adjustment in order to correct such condition if in fact such exists. The term "applicable law" as used in this Note shall mean the laws of the State of Texas or the laws of the United States, whichever laws allow the greater rate of interest, as such laws now exist or may be changed or amended or come into effect in the future.

Should the indebtedness represented by this Note or any part thereof be collected at law or in equity or through bankruptcy, probate or other court proceeding or if this Note is placed in the hands of attorneys for collection after default, the undersigned and all endorsers, guarantors and sureties of this Note jointly and severally agree to pay to the holder of this Note in addition to the principal and interest due and payable herein all the costs and expenses of said holder in enforcing this Note including, without limitation, reasonable attorneys' fees and legal expenses.

This Note is given for money advanced by Lender in payment of sums owing upon certain indebtedness ("Original Note") executed by Borrower and payable to Community National Bank, the successor-in-interest to Washington Mutual Bank, FA, the successor-in-interest to Bank United,the successor-in-trust to Midland American Bank, which Original Note is described in and secured by various Deeds of Trust and amendments thereto executed by Grantor for the benefit of Community National Bank covering oil and gas properties located in Bastrop, DeWitt, Fayette, Kent, Lee and Martin Counties, Texas described in the Deed of Trust. Borrower expressly acknowledges that it has requested and does hereby request lender to advance monies to pay off the Original Note and if requested by Lender to cause the holder of the Original Note to execute and assign the Original Note to Lender.

The undersigned and all endorsers, guarantors and sureties of this Note and all other persons liable or to become liable on this Note severally waive presentment for payment, demand, notice of demand and of dishonor and nonpayment of this Note, notice of acceleration, notice of intention to accelerate the maturity of this Note, protest and notice of protest, diligence in collecting, and the bringing of suit against any other party, and agree to all renewals, extensions, modifications, partial payments, releases or substitutions of security, in whole or in party, with or without notice, before or after maturity.

This Note and the Rights and Duties of the parties hereunder shall be governed for all purposes by the law of the state of Texas and the law of the United States applicable to transactions within such state.

This loan is payable in full on February 12, 2005 or upon acceleration for any reason permitted under this note. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Lender is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the Lender you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same Lender.

NOTICE: This term note, the line of credit note, the Letter of Credit, the Security Documents and accompanying UCC-1 Financing Statements and Loan Agreement and/or any and all other documents executed at or near the time of execution of this document constitute a "Loan Agreement" as defined in section 26.02(a) of the Texas Business & Commerce Code, and represents the final agreement between the parties and may not be contradicted by evidence to prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the Parties.

Dated the date set out above, although executed on this 13th day of February
2003.


By: TEXAS VANGUARD OIL COMPANY
    WILLIAM G. WATSON
    PRESIDENT


                               EXHIBIT 10.6

PROMISSORY NOTE (REVOLVING LINE OF CREDIT):

First American Bank, SSB ("Lender")
500 West Illinois, Suite 10
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $3,000,000.00
Funding Date:          February 12, 2003
Maturity Date:         February 12, 2005
Loan Number:           700028799
PROMISE TO PAY:

For value received, Texas Vanguard Oil Company, a Texas Corporation ("Borrower"), whose address is PO Box 202650, Austin, TX 78720-2650 promises to pay to the order of First American Bank, SSB ("Lender" or "Payee") the sum of THREE-MILLION DOLLARS ($3,000,000.00), or so much thereof as may be advanced by Lender prior to maturity, together with interest on the unpaid principal balance thereof from date hereof until maturity at the rate hereinafter provided, both principal and interest payable as hereinafter provided in lawful money of the United States of America at Lender's offices at 500 West Illinois, Suite 10, Midland, TX 79701 or at such place as from time to time may be designated by the holder of this Note.

This Note, that certain Term Promissory Note dated as of the date of this Note in the original principal amount of $735,074.00 executed by Borrower and payable to Lender ("Term Note") and that certain Letter of Credit Note or Agreement dated on or about the date of this Note have a face amount of $250,000.00 executed by Borrower and payable to Lender ("Letter of Credit Note") in support of a Letter of Credit in favor of the Texas Railroad Commission are described in and are subject to the terms and provisions of that certain Loan Agreement ("Loan Agreement") dated as of the date of this Note by and between Borrower and Lender. The Loan Agreement, among other things, contains provisions regarding the amount that Lender is required to advance under the terms of the Line of Credit Note ("the Borrowing Base"), provisions for acceleration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified and the payment of an origination fee at closing of $15,000.00.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half of one percent (.5%), provided, that (a) if on any day the Stated Rate shall exceed the Highest Lawful Rate for that day then the Stated Rate shall be fixed at the Highest Lawful Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Highest Lawful Rate and/or (b) the Stated Rate shall not be less than four and three-quarters percent (4.75%).

As used herein the following terms shall have the meanings set forth below:

"Prime Rate" means the fluctuating per annum rate of interest which is published in the Wall Street Journal as the Prime Rate, or if, but only if, such Prime Rate or index is no longer available or if such Prime Rate is no longer ascertainable, Lender (or its successors) will substitute an index determined by Lender to be comparable, in its sole discretion, which rate shall become the "Prime Rate". In the event The Wall Street Journal publishes more than one interest rate as the Prime Rate, the Prime Rate used herein shall be the highest of said published rates, unless Lender (or its successors) notifies Borrower in writing of Lender's (or its successor's) intent to use one of the lower published rates as the prime rate. The interest rate on this Note will change each time and as of the date that the Prime Rate or applicable index rate changes. The Prime Rate may not be the lowest rate of interest charged by Lender to its customers.

"Highest Lawful Rate" means the maximum nonusurious rate of interest that Lender is permitted under applicable law to contract for, take, charge or receive with respect to the indebtedness evidenced by this Note.

The above sum and accrued interest shall be due and payable as follows:

(a) Interest shall be due and payable monthly as it accrues on the unpaid principal balance to the date of each installment, payment beginning March 12, 2003, and continuing on the 12th day of each month thereafter until and including January 12, 2005.

(b) On February 12, 2005, the remaining balance, including principal and interest, then remaining unpaid on this Note shall be due and payable.

This Note is a Revolving Line of Credit Promissory Note having a face amount of $3,000,000.00 but an initial commitment amount described in the Loan Agreement. The unpaid principal balance of this Note at any time shall be the total of all amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made hereon by or for Maker. Maker may use all or any part of the credit provided for herein at any time before February 12, 2005, subject to the Borrowing Base limitation set out in the Loan Agreement. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed the lessor of (a) $3,000,000.00 or (b) the Borrowing Base as set out in the Loan Agreement.

Upon the failure to pay any installment of the principal or interest on this Note as above promised or upon the occurrence of a default or event of default specified in the Term Note, Letter of Credit Note, the Loan Agreement and/or the Security Documents described below, the holder of this Note or any part thereof shall have the option of declaring the principal balance hereof and the interest accrued hereon to be immediately due and payable.

All past due principal and/or interest or installments thereof shall bear interest from maturity at the Highest Lawful Rate.

This Note, the Term Note and Letter of Credit Note described above are secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated as of the date of this Note from Borrower (hereinafter sometimes referred to as "Grantor," whether one or more) to Robert Nordhaus, Trustee for the benefit of the Lender covering any and all of Grantor's interest, where now owned or hereafter acquired, in and to various leasehold and associated net revenue and overriding royalty interests in oil and gas wells and leases along with personal property associated therewith and proceeds derived therefrom located in Bastrop, Crane, DeWitt, Fayette, Kent, Lee and Martin Counties, Texas (hereinafter referred to as "Security Documents"). Failure to describe all or part of the security shall not be considered as a waiver of such security.

Upon the failure to pay any installment of the principal or interest on this Note as above promised or upon the occurrence of a default or event of default specified in the Term Note, the Loan Agreement and/or the Security Documents described above, the holder of this Note or any part thereof shall have the option of declaring the principal balance hereof and the interest accrued hereon to be immediately due and payable.

Borrower shall have the right to prepay, without penalty, at any time and from time to time prior to maturity, all or any part of the unpaid principal balance of this Note and/or all or any part of the interest accrued to the date of such prepayment, provided that any such principal thus paid is accompanied by accrued interest on such principal.

It is the intent of the Payee of the Note and the undersigned in the execution of this Note and all other instruments now or hereafter securing this Note to contract in strict compliance with applicable usury law. In furtherance thereof, the said Lender and the undersigned stipulate and agree that none of the terms and provisions contained in this Note, or in any other instrument executed in connection herewith, shall ever be construed to create a contract to pay for the use, forbearance or detention of money, at a rate in excess of the Highest Lawful Rate; that neither the undersigned nor any guarantors, endorsers or other parties now or hereafter becoming liable for payment of this Note shall ever be obligated or required to pay interest on this Note at a rate in excess of the Highest Lawful Rate; and that the provisions of this paragraph shall control over all other provisions of this Note and any other instruments now or hereafter executed in connection herewith which may be in apparent conflict herewith. The holder of this Note expressly disavows any intention to charge or collect excessive unearned interest or finance charges in the event the maturity of this Note is accelerated. If the maturity of this Note shall be accelerated for any reason or if the principal of this
Note is paid prior to the end of the term of this Note, and as a result thereof the interest received for the actual period of existence of the loan evidenced by this Note exceeds the Highest Lawful Rate, the holder of this Note shall, at its option, either refund to the undersigned the amount of such excess or credit the amount of such excess against the principal balance of this Note then outstanding and thereby shall render inapplicable any and all penalties of any kind provided by applicable law as a result of such excess interest. In the event that the said Lender or any other holder of this Note shall contract for, charge or receive any amount or amounts and/or any other thing of value which are determined to constitute interest which would equal to interest in excess of the Highest Lawful Rate shall, upon such determination at the option of the Holder of this Note, be either immediately returned to the undersigned or credited against the principal balance of this Note then outstanding, in which event any and all penalties of any kind under applicable law as a result of such excess shall be inapplicable. By execution of this Note the undersigned acknowledges that it believes the loan evidenced by this Note to be non-usurious and agrees that if, at any time the undersigned should have reason to believe that such loan is in fact usurious, it will give the holder of this Note notice of such condition and the undersigned agrees that said holder shall have ninety (90) days in which to make appropriate refund or other adjustment in order to correct such condition if in fact such exists. The term "applicable law" as used in this Note shall mean the laws of the State of Texas or the laws of the United States, whichever laws allow the greater rate of interest, as such laws now exist or may be changed or amended or come into effect in the future.

Should the indebtedness represented by this Note or any part thereof be collected at law or in equity or through bankruptcy, probate or other court proceeding or if this Note is placed in the hands of attorneys for collection after default, the undersigned and all endorsers, guarantors and sureties of this Note jointly and severally agree to pay to the holder of this Note in addition to the principal and interest due and payable hereon all the costs and expenses of said holder in enforcing this Note including, without limitation, reasonable attorneys' fees and legal expenses.

This Note is given for money advanced by Lender in payment of sums owing upon certain indebtedness ("Original Note") executed by Borrower and payable to Community National Bank, the successor-in-interest to Washington Mutual Bank, FA, the successor-in-interest to Bank United,the successor-in-trust to Midland American Bank, which Original Note is described in and secured by various Deeds of Trust and amendments thereto executed by Grantor for the benefit of Community National Bank covering oil and gas properties located in Bastrop, DeWitt, Fayette, Kent, Lee and Martin Counties, Texas described in the Deed of Trust. Borrower expressly acknowledges that it has requested and does hereby request lender to advance monies to pay off the Original Note and if requested by Lender to cause the holder of the Original Note to execute and assign the Original Note to Lender.

The undersigned and all endorsers, guarantors and sureties of this Note and all other persons liable or to become liable on this Note severally waive presentment for payment, demand, notice of demand and of dishonor and nonpayment of this Note, notice of acceleration, notice of intention to accelerate the maturity of this Note, protest and notice of protest, diligence in collecting, and the bringing of suit against any other party, and agree to all renewals, extensions, modifications, partial payments, releases or substitutions of security, in whole or in party, with or without notice, before or after maturity.

This Note and the Rights and Duties of the parties hereunder shall be governed for all purposes by the law of the state of Texas and the law of the United States applicable to transactions within such state.

This loan is payable in full on February 12, 2005 or upon acceleration for any reason permitted under this note. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Lender is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the Lender you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same Lender.

NOTICE: This line of credit note, the term note, the Letter of Credit, the Security Documents and accompanying UCC-1 Financing Statements and Loan Agreement and/or any and all other documents executed at or near the time of execution of this document constitute a "Loan Agreement" as defined in section 26.02(a) of the Texas Business & Commerce Code, and represents the final agreement between the parties and may note be contradicted by evidence to prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the Parties.

Dated the date set out above, although executed on this 13th day of February
2003.


By: TEXAS VANGUARD OIL COMPANY
    WILLIAM G. WATSON
    PRESIDENT



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

March 26, 2004


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT 99.2:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Annual Report on Form 10-K for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  March 26, 2004            By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)