Form 10-Q
period 2004-03-31
TEXAS VANGUARD OIL CO
filed 2004-05-17
CIK 315261

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

    For the Quarter Ended March 31, 2004      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 2004
Common Stock, $.05 par value                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2004 and December 31, 2003              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2004 and 2003        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2004 and 2003        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2004         2003
Current assets:
    Cash and temporary investments                 $ 2,133,433    4,414,461
    Trade accounts receivable                           83,873      119,654
                                                     ---------   ----------
        Total current assets                         2,217,306    4,534,115
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           3,998,828    4,047,386
    Office furniture and vehicles                      186,698      186,698
                                                     ---------    ---------
                                                     4,185,526    4,234,084

    Less accumulated depreciation, depletion and
      amortization                                  (1,836,133)  (1,776,411)
                                                     ----------   ----------
        Total property and equipment                 2,349,393    2,457,673
                                                     ---------    ----------
Investments                                                -0-          500
     Other assets                                        1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 4,567,699    6,993,288
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   140,971      269,178
     Taxes payable                                     116,513      192,730
     Notes payable and current installments of
        long-term debt                                 813,168      874,094
                                                     ---------    ----------
          Total current liabilities                  1,070,652    1,336,002
                                                     ---------    ----------
Deferred tax liability                                 269,967      269,967
Long-term debt, excluding current installments         500,000    2,832,579
                                                     ---------    ----------
Total liabilities                                    1,840,619    4,438,548
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,829       70,829
     Additional paid-in capital                      1,888,530    1,888,530
     Accumulated earnings (deficit)                    767,721      595,381
                                                     ---------    ----------
          Total stockholders' equity                 2,727,080    2,554,740
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,567,699    6,993,288
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2004        2003
 Revenue:
    Operating revenue                            $  1,126,843      980,413
    Other income                                       29,888       14,880
                                                    ---------    ---------
       Total revenue                                1,156,731      995,293
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    649,672      585,377
   Exploration cost                                    12,071          ---
   Depreciation, depletion and amortization            59,722       51,079
   General and administrative                         105,947      107,128
   Abandonment of leaseholds                           51,808       50,000
   Interest                                            16,387       39,456
                                                    ---------    ---------
       Total costs and expenses                       895,607      833,040
                                                    ---------    ---------
         Earnings before
           federal income taxes                       261,124      162,253

 Federal income taxes:
   Federal income tax expense                          88,782       55,166
                                                    ---------    ---------
              Net earnings                       $    172,342      107,087
                                                    ---------    ---------
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    ---------    ---------

   Basic and diluted earnings per share          $      .12           .08
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2004       2003

     Net cash provided by operating activities        $   115,227      233,619

     Net cash used in investing activities                 (2,750)      (3,494)

     Net cash used in financing activities             (2,393,505)  (1,074,487)

                                                       -----------  -----------
     Net change in cash and temporary investments      (2,281,028)    (844,362)

     Cash and temporary investments at
          beginning of period                           4,414,461    2,671,820
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 2,133,433    1,827,458
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2004

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

In April 2003, the FASB issued Statement 149, Amendment to SFAS 133 on Derivative Instruments and Hedging Activities. This Statement addresses financial accounting and reporting for derivative instruments, including derivative instruments imbedded in other contracts. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

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

RESULTS OF OPERATIONS

Operating revenues increased by $146,430 (15%) for the three-month period ended March 31, 2004 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2004 as compared to 2003. Production costs increased $64,295 (11%) for the three-month period ended March 31, 2004 from the prior year period.

General and administrative expenses for the three-month period ended March 31, 2004 decreased $1,181 (1%) as compared to the prior year period. Interest expense decreased approximately $23,069 (58%) for the three-month period ended March 31, 2004 from the comparable prior-year period primarily due to lower average outstanding balances. Depreciation, depletion and amortization increased by $8,643 (17%) for the three-month period ended March 31, 2004 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2004, the Company provided a provision of $51,808 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2004, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2004 has decreased to 2.07 to 1 from 3.39 to 1 at December 31, 2003. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $115,227 for the three months ended March 31, 2004. Notes payable and long-term debt decreased by $2,393,505 for the three-month period ended March 31, 2004, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2004. The Company cannot predict how prices will vary during the remainder of 2004 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 13, 2004

Exhibits:

EXHIBIT 31.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                 PURSUANT TO SECTION 302, OF THE SARBANES-OXLEY ACT OF 2002

I, William Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Vanguard Oil Company (TVOC);

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

May 13, 2004


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  May 13, 2004             By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer