Form 10-Q
period 2004-06-30
TEXAS VANGUARD OIL CO
filed 2004-08-13
CIK 315261

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

For the Quarter Ended June 30, 2004              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2004
Common Stock, $.05 par value                         1,416,587 shares




                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2004 and December 31, 2003                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2004 and 2003          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2004 and 2003                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

    Item 3 - Controls and Procedures                                 7

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.


























                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2004         2003
     Current assets:
          Cash and temporary investments             $ 2,098,948    4,414,461
          Trade accounts receivable                       91,133      119,654
                                                       ---------    ---------
              Total current assets                     2,190,081    4,534,115
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   4,000,328    4,047,386
      Office furniture and vehicles                      186,698      186,698
                                                       ---------    ---------
                                                       4,187,026    4,234,084

     Less accumulated depreciation, depletion and
            amortization                              (1,900,110)  (1,776,411)
                                                       ---------    ---------
              Total property and equipment             2,286,916    2,457,673
                                                       ---------    ---------
     Investments                                             -0-          500
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 4,477,997    6,993,288
                                                       ---------    ---------

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    142,046     269,178
      Taxes payable                                        21,173     192,730
      Notes payable and current installments
        of long-term debt                               1,176,802     874,094
                                                        ---------   ---------
           Total current liabilities                    1,340,021   1,336,002
                                                        ---------   ---------
   Deferred tax liability                                 269,967     269,967
   Long-term debt, excluding current installments          17,840   2,832,579

                                                        ---------   ---------
           Total Liabilities                            1,627,828   4,438,548

   Stockholders' equity:
      Common stock                                         70,829      70,829
      Additional paid-in capital                        1,888,528   1,888,530
      Accumulated earnings                                890,812     595,381
                                                        ---------   ---------
            Total stockholders' equity                  2,850,169   2,554,740
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,477,997   6,993,288
                                                        ---------   ---------



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2004       2003        2004        2003

  Revenue:
   Operating revenue            $ 1,222,729   1,110,172   2,349,572   2,090,585
   Other income                      11,272     217,026      41,160     231,906
                                  ---------   ---------   ---------   ---------
     Total revenue                1,234,001   1,327,198   2,390,732   2,322,491
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  863,352     556,670   1,513,024   1,142,047
   Exploration cost                     216         120      12,287         120
   Depreciation, depletion
       and amortization              63,976      57,190     123,698     108,268
   General and
       administrative               105,570     103,914     211,517     211,043
   Abandonment of leaseholds            -0-      51,348      51,808     101,348
   Interest                          14,408      24,154      30,795      63,610
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,047,522     793,396   1,943,129   1,626,436
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes        186,479     533,802     447,603     696,055
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax        63,390     113,493     152,172     168,659
                                  ---------    --------   ---------   ---------
      Net earnings              $   123,089     420,309     295,431     527,396
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .09         .30         .21         .37
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2004        2003

Net cash provided by operating activities        $   200,768       869,565

Net cash used in investing activities                 (4,250)      (37,397)

Net cash used in financing activities             (2,512,031)   (1,208,099)
                                                  -----------   -----------
Net change in cash and temporary investments      (2,315,513)     (375,931)

Cash and temporary investments at
    beginning of period                            4,414,461     2,671,820
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 2,098,948     2,295,889
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2004

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

RESULTS OF OPERATIONS

Operating revenues increased by $112,557 (10%) and $258,987 (12%) for the three-month and six-month periods ended June 30, 2004 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2004 as compared to 2003. Production costs increased by $306,682 (55%) and $370,977 (32%) for the three-month and six-month periods ended June 30, 2004 as compared to the prior year periods. Increased production costs in the second quarter of 2004 were largely associated with workover activities.

General and administrative expenses increased $1,656 (2%) and $474 (.2%) for the three-month and six-month periods ended June 30, 2004 as compared to the prior year periods. Interest expense decreased approximately $9,746 (40%) and $32,815 (52%) for the three-month and six-month periods ended June 30, 2004, from the comparable prior year periods primarily due to lower average outstanding balances during the current year periods. Depreciation, depletion and amortization increased by $15,430 (14%) for the six-month period ended June 30, 2004 from the comparable prior-year period.
Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended
June 30, 2004, the Company provided a provision of $-0- and $51,808 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

A successful re-entry in the second quarter of 2004 in which Texas Vanguard Oil Company was a participant should begin to be reflected in the Companys revenue stream during the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2004, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2004 has decreased to 1.63 to 1 from 3.39 to 1 at December 31, 2003. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $200,768 for the six months ended June 30, 2004. Notes payable and long-term debt decreased by $2,512,031 for the six-month period ended June 30, 2004, by using cash on hand and cash generated from operations.

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

Date: August 10, 2004



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

c) Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

d) Disclosed in this report any change in TVOC's internal control over financial reporting that occurred during TVOC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TVOC's internal control over financial reporting; and

5. TVOC's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TVOC's auditors and the audit committee of TVOC's board of directors:

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

August 10, 2004


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  August 10, 2004          By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer