Form 10-Q
period 2004-09-30
TEXAS VANGUARD OIL CO
filed 2004-11-12
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2004      Commission File No. 1-10437

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


 Class of Common Stock                 Outstanding at September 30, 2004
 ---------------------                 ---------------------------------
    $.05 par value                            1,416,587 shares

                                     1

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2004 and December 31, 2003           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2004 and 2003                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2004 and 2003      4

         Notes to the Condensed Financial Statements           5

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

  Item 3 - Controls and Procedures                             6

Part II. Other Information                                     7

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2004            2003

Current assets:
   Cash and cash equivalents              $ 2,086,732       4,414,461
   Trade accounts receivable                  369,872         119,654
                                            ---------       ---------
       Total current assets                 2,456,604       4,534,115
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           4,107,903       4,047,386
   Office furniture and vehicles              203,192         186,698
                                            ---------       ---------
                                            4,311,095       4,234,084
   Less accumulated depreciation,
     depletion and amortization            (1,955,041)     (1,776,411)
                                           -----------      ----------
       Total property and equipment         2,356,054       2,457,673
                                           -----------      ----------
   Investments                                    -0-             500
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 4,813,658       6,993,288
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $   147,848         269,178
   Taxes payable                              135,536         192,730
   Notes payable and current installments
     of long-term debt                      1,010,002         874,094
                                            -----------     ----------
       Total current liabilities            1,293,386       1,336,002
                                            -----------     ----------
Deferred tax liabilities                      269,967         269,967
Long-term debt, excluding
   current installments                        16,094       2,832,579
                                           -----------     ----------
       Total liabilities                    1,579,447       4,438,548
Stockholders' equity:
   Common stock                                70,829          70,829
   Additional paid-in capital               1,888,528       1,888,530
   Retained earnings                        1,274,854         595,381
                                          -----------      ----------
       Total stockholders' equity           3,234,211       2,554,740
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 4,813,658       6,993,288
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2004       2003           2004       2003

Revenue:
  Operating revenue    $  1,531,793  1,029,521     3,881,365  3,120,106
  Other income                9,919     11,961        51,079    243,867
                          ---------  ---------     ---------  ---------
     Total revenue        1,541,712  1,041,482     3,932,444  3,363,973
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           744,907    661,366     2,257,931  1,803,412
  Exploration cost           18,423        165        30,710        285
  Depreciation, depletion
    and amortization         79,206     53,903       202,904    162,171
  General and
    administrative          104,839     96,849       316,355    307,894
  Abandonment/Impairment
    of leaseholds               -0-     28,638        51,808    129,986
  Interest                   12,457     22,124        43,253     85,733
                          ---------  ----------    ---------  ----------
Total costs and expenses    959,832    863,045     2,902,961  2,489,481
                          ---------  ----------    ---------  ----------
  Earnings (loss) before
   federal income taxes     581,880    178,437     1,029,483    874,492
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income tax
     expense (benefit)      197,839     60,669       350,011    229,328
                          ---------   ---------    ---------   ---------
       Net earnings     $   384,041    117,768       679,472    645,164
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587   1,416,587
                          =========   =========    =========   =========
Basic and diluted
 earnings(loss) per share    .27         .08          .48         .46
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2004         2003

Net cash provided by operating activities  $    481,168    1,159,173

Net cash provided (used) in
  investing activities                         (128,320)       3,568

Net cash used in financing activities        (2,680,577)  (1,381,116)
                                             -----------  -----------
Net change in cash
  and cash equivalents                       (2,327,729)    (218,375)

Cash and temporary investments at
  beginning of period                         4,414,461    2,671,820
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  2,086,732    2,453,445
                                              =========    =========

See accompanying notes to condensed financial statements.



                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2004

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

RESULTS OF OPERATIONS

Operating revenues increased by $502,272 (49%) and $761,259 (24%) for the three-month and nine-month periods ended September 30, 2004 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2004 as compared to 2003. Production costs increased $83,541 (13%) and $454,519(25%) for the three-month and nine-month periods ended September 30, 2004 from the comparable prior year periods. Increased production costs for the three-month and nine-month periods ended September 30, 2004 are largely associated with workover activities.

General and administrative expenses for the three-month and nine-month period ended September 30, 2004 increased $7,990 (8%) and $8,461 (3%) as compared to the prior year periods. Interest expense decreased approximately $9,667 (44%) and $42,480 (50%) for the three-month and nine-month periods ended September 30, 2004 from the comparable 2003 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization increased by $40,733 (25%) for the nine-month period ended September 30, 2004 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2004, the Company provided a provision of $-0-and $51,808 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2004, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2004, has decreased to 1.90 to 1 from 3.39 to 1 at December 31, 2003. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $481,168 for the nine months ended
September 30, 2004. Notes payable and long-term debt decreased by $2,680,577 for the nine-month period ended September 30, 2004, by using cash on hand and cash generated from operations.

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

Date: November 8, 2004

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

November 8, 2004

By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  November 8, 2004        By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer