Form 10-K
period 2004-12-31
TEXAS VANGUARD OIL CO
filed 2005-03-30
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 8, 2005, there were 1,416,587 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (314,347 shares), based on average bid and asked prices on the aforesaid date, was $1,351,692.00.

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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers,such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from ETC Texas/Aquila Southwest (10% in 2003), Duke Energy/GPM (30% in 2004, 36% in 2003 and 32% in 2002), and
Plains Marketing (45% in 2004, 43% in 2003 and 46% in 2002). The Company does not believe that the loss of major customers would have a material adverse effect on the Company because oil production can be sold to any other oil company at a comparable price. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for subject properties. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

   At December 31, 2004, the executive officers and directors were as follows:

                    Name                         Offices Held

               Linda R. Watson                   Chairman of the Board
                                                 and Director

               William G. Watson                 President, Chief Executive
                                                 Officer and Director

               Teresa N. Nuckols                 Secretary

               Robert L. Patterson               Director



   William G. Watson, (age 56), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director or Robert Watson, Inc., and is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years. He was a director and Vice President of the Company from 1982 until 1997. He was elected President of the Company on September 27, 2002, after the untimely death of the Company's President and CEO, Robert N. Watson, Jr.

   Linda R. Watson (age 61), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc. She has been a Director of the Company since 1982. Also, she was the wife of Robert N. Watson, Jr.

   Teresa N. Nuckols (age 45), received her B.B.A. degree from Saint Edwards University in 1988. She has been an employee of the Company since 1989. She was elected Secretary of the Company in 2002.

    Robert L. Patterson (age 65), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2004, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies as previously described which have oil and gas interests.Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company
for these  facilities, which  began  on  July 1, 2002.   The rent for these
facilities is $2,000 per month which is the same as would be charged to an unaffiliated party.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 2000 through 2004.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2000            26     18.45              0        1.22       ---       ---
2001             3      9.46              2        2.31       ---       ---
2002*            5      7.08              2        2.00       ---       ---
2003#            4      7.45              2        0.35        1        0.1
2004             4      6.60              1        1.22       ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In each of the last five years, the net oil interest and/or the net gas interest is larger than the gross oil interest or gross gas interest because the Company purchased additional interests in oil and/or gas wells in which it already owned an interest.

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

Significant Properties

   Over the past three years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south and central Texas. At December 31, 2004, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2004, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Production Wells and Acreage

   The following table sets forth by Texas, Wyoming, and New Mexico counties the Company's gross and net productive wells and developed acreage as of December 31, 2004.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      87    67.29      41       34.99       3,154.81       2,658.46
Burleson          2     1.30     ---         ---       1,258.66         618.48
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)         9     8.00       1         .02         160.00          60.41
DeWitt (b)      ---      ---       2         .16         160.00          12.43
Eastland (b)    ---      ---       4         .09         122.00           1.30
Fayette (b)      12    11.04     ---         ---       1,733.49       1,611.69
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         319.05         319.05
Hidalgo         ---      ---       2         .25         320.00          40.38
Howard (b)        1      .02     ---         ---          40.00            .63
Kent (b)         27      .67     ---         ---         360.00          26.61
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         113    87.03       5        4.54       2,946.41       2,086.73
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            2     1.82     ---         ---         120.00         112.78
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Ward            ---      ---       2         .16         720.00          29.20
Washington (b)    3      .21     ---         ---         853.98          85.40
Weston (d)        3      .90     ---         ---         120.00          36.17
Wilson (b)        1      .95     ---         ---          80.00          76.00
             ------   -------  -----       -----       --------       --------
                269   180.36      60       40.79      13,395.31       7,884.69

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

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2004, 2003 and 2002.


                                             2004       2003           2002
  Oil:
     Production volume (barrels)            67,252     63,058         73,006
     Average sales price per barrel   $      38.44      28.88          22.57
  Gas:
     Production volume (MCF)               413,250    395,234        461,115
     Average sales price per MCF      $       5.04       4.47           2.45

  Average production costs per
     equivalent barrel                $	   23.55     18.75          17.86


   The worldwide crude oil prices of 2004 continue to fluctuate in 2005. The Company cannot predict how prices will vary during 2005 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2004.

           County               Gross                Net
          Bastrop, TX         2,240.32            1,793.67
          Crane, TX             240.00              208.52
          Crosby, TX          1,120.00              560.00
          DeWitt, TX            308.00               47.37
          Eastland, TX          199.30                2.37
          Eddy, NM              370.00               22.36
          Fayette, TX           172.31               82.22
          Garza, TX           3,250.00              789.28
          Howard, TX             40.00                 .63
          Kent, TX            4,865.00            1,480.37
          Lea, NM             1,094.90              629.90
          Lee, TX             1,881.28            1,471.90
          Martin, TX             40.00               32.78
          Midland, TX           133.33                2.78
          Weston, WY            600.00              104.75
          Wilson, TX            129.51              123.03
          Winkler, TX           701.60              701.60
                             ---------            --------
                             17,385.55            8,053.53
                             =========            ========

All of the 8,053.53 net undeveloped acres under lease are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2004.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2004

        First Quarter               3.400               2.750
        Second Quarter              3.000               2.200
        Third Quarter               3.000               2.300
        Fourth Quarter              4.000               2.400

      Fiscal 2003

        First Quarter               3.000               2.050
        Second Quarter              2.950               2.050
        Third Quarter               2.050               1.900
        Fourth Quarter              3.060               1.700


   At December 31, 2004, the approximate number of holders of record of the Company's common stock was 488. The Company has not paid any dividends and has no present plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended December 31,
                       2004        2003        2002         2001        2000

Oil and gas sales  $ 5,035,532   3,757,649   3,086,950   4,395,458   4,200,297
Total revenue        5,422,624   4,366,554   3,557,542   4,849,022   4,502,830
Total expenses      (4,122,888) (3,403,567) (3,775,572) (5,210,533) (4,174,514)
Net earnings (loss)    853,980     692,971    (143,900)   (238,597)    167,567
Net earnings (loss)
   per share             .60         .49        (.10)      (.17)        .12
Total assets         7,808,400   7,165,170   5,169,673  6,690,772    7,524,234
Short-term debt        618,166     874,094     939,664  4,138,411    3,944,609
Long-term debt       3,014,569   2,832,579   2,000,000    239,640      691,274
Total liabilities    4,417,770   4,628,520   3,325,994  4,701,693    5,296,558
Stockholders equity  3,390,630   2,536,650   1,843,679  1,989,079    2,227,676


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2004 and 2003 cash increased by $738,749 And $1,742,641 respectively. During the year ended December 31, 2002 cash decreased by $1,369,472. The cash flow from operating activities in 2004 was approximately $975,204, a decrease of $653,054 from 2003. The cash flow from operating activities in 2003 was approximately $1,628,258, an increase of $1,207,231 from 2002. The significant use of cash, other than for operating expenses, has been investments in producing oil and gas properties of $120,739, $707,793, and $306,570 in 2004, 2003 and 2002, respectively.
In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   In 2002 the Company increased cash by $28,000, through the sales of producing oil and gas properties. The Company plans to continue to sell selected properties when it is more economical to sell them rather than produce them. As of December 31, 2004,the Company had a cash balance of $5,153,210 which represents approximately 142% of its notes payable as compared to the December 31, 2003, cash balance of $4,414,461 which represented approximately 119% of its notes payable.

   Working capital at December 31, 2004 increased to 5.42 to 1 from 3.37 to 1 at December 31, 2003. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2005 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2005 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2005 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2004.

   As of December 31, 2004, the Company owed $561,465 and $2,750,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in December 2006 (see note 3 of notes to financial statements for further explanation).

ANALYSIS OF RESULTS OF OPERATIONS

  From 2001 to 2002 oil and gas sales decreased 30%, from 2002 to 2003 oil and gas sales increased by 22%, and from 2003 to 2004 oil and gas sales increased by 34%. In 2002, oil production volume decreased by 8% at the same time as the average price per barrel decreased by 6% to $22.57. Also, in 2002, the gas production volume decreased by 18% while the average price decreased 39% to $2.45 per MCF. In 2003, oil production volume decreased by 14% at the same time as the average price per barrel increased by 28% to $28.88. Also, in 2003, the gas production volume decreased by 14% while the average price per MCF increased by 82% to $4.47. In 2004, oil production volume increased by 7% at the same time as the average price per barrel increased by 33% to $38.44. Also, in 2004, the gas production volume increased by 5% while the average price increased 13% to $5.04 per MCF. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2004 by 29% while oil and gas production expenses decreased in 2003 and 2002 by 8% and 20%,respectively. Increased production expenses for 2004 are largely associated with workover activities.

  Interest expense decreased by 52%in 2004 over 2003 and 17% in 2003 over 2002 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, as well as the acquisition, discovery or sale of producing properties. Depletion increased 30% in 2004 as compared to a 22% increase in depletion in 2003.

   Total general and administrative expenses increased $70,343 in 2004 and $29,843 in 2002 while total general and administrative expenses decreased $33,759 in 2003.

   In 2004, 2003, and 2002, the Company provided provisions of approximately $51,808, $149,986 and $275,000, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2004 are as follows:

Contractual Obligations:         2005       2004     2003  Thereafter   Total

Long Term Debt Obligations   $ 618,166  3,007,487    7,082   ---     3,632,735
                               =======  =========    =====   ====    =========

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2004 and 2003, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 11, 2005


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2004 and 2003

                                    ASSETS
                                                          2004          2003
Current assets:
    Cash (including certificates of deposit of
       $700,000 in 2004 and 2003, pledged)          $  5,153,210    4,414,461
    Trade accounts receivable, net of allowance
       for doubtful accounts of $0 and $0 in
       2004 and 2003, respectively                       203,391      119,654
                                                       ----------   ---------
            Total current assets                       5,356,601    4,534,115
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               4,132,921    4,063,987
       Unproven properties                               166,630      166,630
Office furniture and equipment, partially pledged        207,873      186,698
                                                       ---------    ---------
                                                       4,507,424    4,417,315
Less accumulated depreciation, depletion and
    amortization                                      (2,056,625)  (1,787,760)
                                                       ---------    ---------
                                                       2,450,799    2,629,555
                                                       ---------    ---------
Investments                                                  -0-          500
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  7,808,400    7,165,170
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    273,426      269,178
    Taxes payable                                         62,500      192,730
    Asset retirement obligation, current portion          34,720        8,339
    Notes payable and current installments of
       long-term debt                                    618,166      874,094
                                                       ---------    ---------
            Total current liabilities                    988,812    1,344,341
                                                       ---------    ---------
Deferred tax liability                                   251,249      269,967
Asset retirement obligation, less current portion        163,140      181,633
Long-term debt, excluding current installments         3,014,569    2,832,579
                                                       ---------    ---------
            Total Liabilities                          4,417,770    4,628,520

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
     12,500,000 shares; 1,416,587 in 2004 and 2003,
     issued and outstanding                               70,829       70,829
    Additional paid-in capital                         1,888,530    1,888,530
    Accumulated earnings (deficit)                     1,431,271      577,291
                                                       ---------    ---------
            Total stockholders' equity                 3,390,630    2,536,650
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,808,400    7,165,170
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2004, 2003 and 2002

                                            2004        2003        2002

Revenues:
    Oil and gas sales                $  5,035,532   3,757,649   3,086,950
    Well operation fees                   142,541     156,544     163,959
    Other, net                            200,860     399,578     228,291
    Gain on sale of oil and
      gas property                            ---         ---      28,000
    Interest income                        43,691      52,783      50,342
                                        ---------   ---------   ---------
       Total revenues                   5,422,624   4,366,554   3,557,542
                                        ---------   ---------   ---------
Expenses:
  Production cost                       3,240,696   2,503,009   2,734,791
  Depreciation, depletion
    and amortization                      293,139     225,477     184,840
  Interest expense                         53,561     111,754     133,841
  General and administrative              483,684     413,341     447,100
  Impairment in value of
    oil and gas property                   51,808     149,986     275,000
  Loss on sale of oil and gas
    Property                                  ---         ---         ---
                                        ---------   ---------   ---------
       Total expenses                   4,122,888   3,403,567   3,775,572
                                        ---------   ---------   ---------
  Earnings (loss) before income tax     1,299,736     962,987    (218,030)

Income Taxes:
  Provision for income tax (benefit)      445,756     263,275     (74,130)
                                         --------   ---------   ---------
  Earnings (loss) before change
    in accounting principle               853,980     699,712    (143,900)

Cumulative effect of change in
  accounting principle, net of tax            ---      (6,741)        ---
                                         --------   ---------   ---------
Net earnings (loss)                   $   853,980     692,971    (143,900)
                                         ========   =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587   1,416,864
                                        =========   =========   =========

Basic and diluted earnings
  (loss) per share                   $       .60         .49        (.10)
                                        =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2004, 2003 and 2002

                                                          Additional
                                       Common Stock        Paid-in  Accumulated
                                     Shares     Amount     Capital   (Deficit)/
						                                  Earnings

Balances at December 31, 2001     1,417,087     70,854   1,890,005     28,220

Repurchase and cancellation
  of common stock                      (500)       (25)     (1,475)       ---

   Net earnings (loss)                  ---        ---         ---   (143,900)
                                  ---------   --------   ---------   --------
Balances at December 31, 2002     1,416,587     70,829   1,888,530   (115,680)

   Net earnings                         ---        ---         ---    692,971
                                  ---------   --------   ---------   ---------
Balances at December 31, 2003     1,416,587     70,829   1,888,530    577,291


   Net earnings (loss)                  ---        ---         ---    853,980
                                   _________     ______   _________   ________
Balances at December 31, 2004     1,416,587   $ 70,829   1,888,530  1,431,271
                                  =========   ========   =========  ==========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2004, 2003 and 2002

                                               2004         2003         2002

Cash flows from operating activities:
 Net earnings (loss)                     $   853,980      692,971     (143,900)
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       293,139      225,477      184,840
    (Gain) loss on sale of equipment          (3,173)         ---          ---
    (Gain) loss on sale of oil and
      gas properties                             ---          ---      (28,000)
    Impairment in value of oil and
      gas property                            51,808      149,986      275,000
  Changes in assets and liabilities:
    (Increase) decrease in receivables       (83,737)      24,307       70,399
    Increase (decrease) in payables
       and accrued expenses                 (118,094)     451,792       14,848
    Increase (decrease) in deferred
      federal income tax                     (18,719)      83,725       47,840
                                            ---------    ---------    ---------
Net cash provided by
  operating activities                       975,204    1,628,258      421,027
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of investments                         ---          ---     (100,500)
 Proceeds from disposal of investments           500      100,000          ---
 Proceeds from sale of oil and
  gas properties                                 ---          ---       28,000
 Additions to oil and gas properties        (120,739)    (707,793)    (306,570)
 Proceeds from sale of equipment              12,000       21,743       28,458
 Purchases of equipment                      (54,277)     (66,576)         ---
                                            ---------    ---------    ---------
   Net cash used in investing activities    (162,516)    (652,626)    (350,612)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable               3,872,514    3,763,489    1,600,000
 Repayments of notes payable              (3,946,453)  (2,996,480)  (3,038,387)
 Repurchase of common stock                      ---          ---       (1,500)
                                           ---------    ---------    ---------
   Net cash provided (used) by
     financing activities                    (73,939)     767,009   (1,439,887)
                                           ---------    ---------    ---------
   Net increase (decrease) in cash           738,749   (1,742,641)  (1,369,472)

   Cash and cash equivalents at
     beginning of year                     4,414,461    2,671,820    4,041,292
                                           ---------     --------     --------
   Cash and cash equivalents at
     end of year                         $ 5,153,210    4,414,461    2,671,820
                                          ==========   ==========   ==========
Supplemental disclosure of
  cash flow information:
 Interest paid                           $    53,561      111,754      133,841
                                          ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2004, 2003 and 2002


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

Costs related to acquiring unproven lease and royalty acreage are periodically assessed for possible impairment of value. If the assessment indicates impair-ment, the costs are charged to expense.

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

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

          Office furniture and equipment         7 years
          Automotive equipment                   5 years

Investments - The Company had an investment in a private, closely held corporation that was valued at fair value for financial statement purposes. During 2003, the closely held company dissolved, and the Company received
A liquidating distribution.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are not made under a written contract and the purchaser and price are not specified in the division order for the subject property. The Company has recorded revenues in excess of 10% of total revenue from two customers in 2004, three customers in 2003, and two customers in 2002 as follows: 2004 - 45%, 30%, 2003 - 43%, 36%, 10%
and 2002 - 46%, 32%. The Company does not believe the loss of these customers would have a material adverse effect on its operations as it could sell its production to other gathering companies.

In addition, the Company maintains its cash accounts in several commercial banks. Accounts in the banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004 and 2003, the Company had cash in excess of FDIC coverage.

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

The Company held other investments at December 31, 2003 totaling less that $500.

(3) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                           2004          2003

A note with a bank secured by oil and gas properties.
  The original amount of the note was  $735,074.
  Interest accrues at .5% above the prime rate,
  with monthly payments of $30,628 plus accrued
  interest. The note matures February 12, 2005.               ---      428,794

A note with a bank secured by oil and gas properties.
  The original value of the note was $622,514. Interest
  accrues at .5% above the prime rate, with monthly
  payments of $25,938.08 plus accrued interest.
  The note matures December 15, 2006.                     561,465          ---


Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  the line of credit matures on February 12, 2005.
  this line of credit was renewed with the same terms,
  secured by oil and gas properties and a letter of
  credit of $250,000. The line of credit matures on
  December 15, 2006.                                    2,750,000   2,750,000

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 6.35%,
  secured by $700,000 in certificates of deposit. The
  line of credit matures on April 25, 2004.                 ---        500,000

 Line of credit with a bank under which it may borrow
  Up to $700,000. Interest payable quarterly at 3.50%,
  Secured by $700,000 in certificates of deposit. The
  Line of credit matures on April 23, 2005.             300,000            ---

Note payable with a bank secured by a vehicle.
  The original value of the note was $28,415.
  Interest accrues at 4.6%.  The note matures
  on November 16, 2007.                                   21,270        27,879

                                                        ---------    ---------
    Total debt                                          3,632,735    3,706,673
Less current installments                                (618,166)    (874,094)
                                                        ---------    ---------
Long-term bank debt, excluding current installments  $  3,014,569    2,832,579
                                                        =========    =========



Future maturities of long-term debt are as follows:

            2005           $  618,166
            2006            3,007,487
            2007                7,082
                            ---------
                  Total    $3,632,735
                            =========

The note payable with a $561,465 balance as of December 31, 2004 has a restrictive covenant, among others, that requires the Company to maintain a cash flow to debt service ratio of not less than 1.25 to 1.00. The Company was not in violation of the aforementioned, or other, restrictive covenants for any quarter during the years ended December 31, 2004 or 2003.


(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $222,000, $222,000, and $210,000 as compensation for performance of those services during the years ended December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2005 the agreement was continued with terms of $19,000 per month through December 31, 2005.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $22,800, $22,800 and $22,200 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

During the years ended December 31,2004, 2003 and 2002, a Director of the Company received $60,000 $60,000 and $72,320, respectively for engineering consultant work.

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

(5) Federal Income Taxes

The actual federal income tax expense differs from the "expected" tax expense computed by applying the US Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                2004        2003      2002

Current  tax expense at statutory rate   $    464,475    179,550        ---
Deferred tax (benefit)                        (18,719)    83,725    (74,130)
                                            _________   ________   ________
                                         $    445,756    263,275    (74,130)
                                            =========   ========   ========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 is presented below:

                                                            2004        2003
   Deferred tax asset:
     Net operating loss carryforward                $         ---         ---
                                                        ---------   ---------
     Net deferred tax asset                                   ---         ---
                                                        ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                      (251,249)   (269,967)
                                                        ---------   ---------
   Total deferred tax liability                     $   (251,249)   (269,967)
                                                        =========   =========


The Company has accumulated losses for Federal income tax purposes of approximately $-0-, $-0- and $230,000, as of December 31, 2004, 2003
and 2002, respectively, which may be carried forward and used to reduce taxable income in future years. The accumulated losses were utilized in 2003.

(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2004 and 2003.

(7) Asset Retirement Obligation

In June 2001, the FASB issued FAS 143,Accounting for Asset Retirement Obligations. FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable
(as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the companys credit-adjusted risk-free interest rate. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

Texas Vanguard Oil Company, Inc. adopted SFAS 143 as of January 1, 2003. The adoption of SFAS 143, resulted in a January 1, 2003 cumulative effect adjustment to record a $197,542 increase in the carrying values of proved properties and a $204,283 increase in non-current abandonment liabilities. The net impact of these items was to record $6,741, net of tax, as a cumulative effect adjustment of a change in accounting principle in our Statement of Income for 2003. The asset obligation relates to costs to plug and abandon oil and gas properties of the Company.

           					                	  2004      2003
      Asset retirement obligation
        Beginning of year	                 $     189,972	204,283
        Liabilities incurred during the period        21,263	  2,383
        Settlements                                      ---          ---
        Accretion expense		                  11,170       11,379
        Revisions in estimated cash flow             (24,545)	(28,073)
                                                    --------     --------
	Asset retirement obligation
	  End of year                            $     197,860	189,972
                                                    ========     ========

The following pro-forma financial information summarized the impact of Statement 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002.

			              	                 December 31, 2002
                                                 As reported	Pro-forma

         Operating loss	                  $	  (218,030)  	(224,771)

         Net income	                          (143,900)       (150,641)

         Loss per common share
           basic and diluted	                      (0.10)          (0.11)


The Board of Directors
Texas Vanguard Oil Company:

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION

Our report on our audit of the basic financial statements of Texas Vanguard Oil Company for 2004 appears on page 12. The audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental material presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the required supplementary information. However, we did not audit the information and express no opinion on it.


Sprouse & Anderson, L.L.P.
March 11, 2005


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2004, 2003 and 2002
                             (Unaudited)

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

                            2004                   2003                2002
                        Oil       Gas         Oil        Gas       Oil      Gas
                       BBLS       MCF        BBLS        MCF      BBLS      MCF

Proved developed
 and undeveloped
 reserves:
Beginning of year  989,011 6,539,396  922,877  6,341,396    951,414  7,180,417
Revisions of
 previous estimate (11,277) (291,648)  88,500    252,675     21,500   (465,726)
Extensions
 and Discoveries       ---       ---      ---        ---        ---        ---
Purchase of
 minerals in place  23,882   140,929   40,692    340,559     22,921     87,820
Sale of minerals       ---       ---      ---        ---        ---        ---
Production         (67,252) (413,250) (63,058)  (395,234)   (73,006)  (461,115)
                 --------- ---------  --------  ---------  --------  ---------
End of year        934,364 5,975,427  989,011   6,539,396   922,877  6,341,396
                 ========= =========  ========  ========= =========  =========
Proved developed
   reserves:
Beginning of year  989,011  6,539,396  922,877   6,341,396   951,412 7,180,417
End of year        934,364  5,975,427  989,011   6,539,396   922,877 6,341,396

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

                                                          December 31,
                                         2004           2003           2002

Future cash inflows                 $ 61,338,070     53,100,051     41,173,230
Future production
  and development costs              (25,366,016)   (23,774,850)   (20,628,693)
Future income tax expenses           (10,768,963)   ( 8,390,979)    (5,724,646)
                                     ------------   ------------   ------------
     Future net cash flows            25,203,091     20,934,222     14,819,891

10% annual discount for
  estimated timing of cash flows     (15,050,859)   (12,721,019)    (6,975,044)
                                     ------------   ------------   ------------
Standardized measure of
  discounted future net cash flows  $ 10,152,232      8,213,203      7,844,847
                                    ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2004         2003         2002

Changes:
Sale of oil and gas produced, net of
 production costs                       $ (1,799,796)  (1,257,140)    (352,159)
Net changes in prices and production
 costs                                      (966,860)    (470,853)    (459,699)
Purchase of minerals in place                131,847      127,939       60,345
Extensions and discoveries                       ---          ---          ---
 Sales                                           ---          ---          ---
Revisions of previous quantity estimates    (223,911)     428,395     (131,114)
Accretion of discount                        821,320      784,485      825,655
Other                                      3,976,429      755,530     (354,727)
                                           ----------   ----------    ---------
    Net changes                            1,939,029      368,356     (411,699)

Beginning balance - standardized measure
 of discounted future net cash flows       8,213,203    7,844,847    8,256,546
                                          ----------   ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows     $10,152,232    8,213,203    7,844,847
                                          ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  Years ended December 31,
                                               2004         2003         2002

Unproven oil and gas properties
    (including wells in progress)        $   166,630      166,630      166,630

Proven oil and gas properties              4,132,921    4,063,987    3,506,181

Accumulated depletion and amortization    (1,963,081)  (1,699,955)  (1,504,724)
                                          ----------   ----------   ----------
Net capitalized costs                    $ 2,336,470    2,560,662    2,168,087
                                          ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                              Years ended December 31,
                                               2004      2003       2002

Acquisition of properties - unproven    $       ---       ---        ---
Acquisition of properties - proven          120,739   707,793    306,570
Exploration costs                               ---       ---        ---
Development costs                               ---       ---        ---

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its manage-ment, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by our report. Based upon that evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information to be disclosed in the reports filed or submitted under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

                                    PART III

Items 10, 11, 12 and 13 constituting Part III of Form 10-K have been omitted from this annual report pursuant to the provisions of Instruction G(3) to Form 10-K, as the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Texas Vanguard Oil Companys annual financial statements included in the 10K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $17,500 and $22,500, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2004 and 2003 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004, and notes to financial statements are included in Item 8.

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

10.1 Incentive Stock Option Plan, previously filed as Exhibit 5b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

10.2 Management contract between Texas Vanguard Oil Company and Robert Watson Inc., previously filed with Form 8-K dated January 30, 1988.

10.4   Note payable to Fort Worth National Bank dated April 23, 2004.

10.5   Note payable to First American Bank dated December 15, 2004.

10.6   Note payable to First American Bank dated December 15, 2004.

99.1   Certificate of Chief Executive Officer and Chief Financial Officer

99.2   Certification of Periodic Financial Reports

(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Rober L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief  Executive                 March 28, 2005
Officer and Principal Financial
and Accounting Officer
March 28, 2005

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 28, 2005
March 28, 2005


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

Robert L. Patterson
Director                              TRANSFER AGENT
                                      Computershare Trust Company, Inc.
                                      P.O. Box 1596
                                      Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC.OB

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

                                      2004 ANNUAL SHAREHOLDERS MEETING
                                      June 9, 2005, at 10:00 A.M.
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

Fort Worth National Bank ("Lender")
Austin Banking Center
8200 N. Mopac, Suite 130
Austin, Texas 78759

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         3.50%
Principal Amount:     $700,000.00
Funding Date:          April 23, 2004
Maturity Date:         April 23, 2005

For value received, I promise to Pay to you, or your order, at your address listed above the Principal sum of SEVEN-HUNDRED THOUSAND AND NO/100 DOLLARS, ($700,000.00).

XX Multiple Advance: The principal sum shown above is the maximum amount of principal I can borrow under this note. On 4/23/2004 I will receive the amount of $450,308.20 and future principal advances are contemplated.

Conditions: As agreed upon by bank and borrower.

XX Open End Credit: You and I agree that I may borrow up to the maximum principal sum more than one time. This feature is subject to all other conditions and expires on April 23, 2005.

Interest: I agree to pay interest on the outstanding principal balance from 04/23/2004 at the rate of 3.500% per year until April 23, 2005.

Accrual Method: Interest will be calculated on a 360/30 basis.

Post Maturity Rate: I agree to pay interest on the unpaid balance of this Note owing after maturity, and until paid in full, as state below: On the Same fixed or variable rate basis in effect before maturity (as indicated above).

XX Late Charge: If a payment is made more than 10 days after it is due, I agree to pay a late charge of 5.000% of payment.

XX Interest: I agree to pay accrued interest on demand, but if no demand is made then monthly beginning 05/23/2004

XX Principal: I agree to pay the principal on demand, but if no demand is made then on 04/23/2005.

Purpose: The purpose of this loan is revolving line of credit for business expenses.

Security: Fort Worth National Bank Certificate of Deposit Number 13656 in the amount of $700,000.00 along with any renewals or replacements thereof.

XX Specific Property Description: The Property includes, but is not limited by, the following: Fort Worth National Bank Certificate of Deposit Number 13656 in the amount of $700,000.00 along with any renewals of replacements thereof.

This Written Loan Agreement represents the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties.

There are no unwritten oral agreements between the parties.

Signatures: I agree to the terms of this note and security agreement (including those on pages 1 and 2). I have received a copy of this note and security agreement on todays date.

Texas Vanguard Oil Company

Signed: Linda Watson, C.O.B./Director

Signature for Lender: Patrick S. Maloy, President



                               EXHIBIT 10.5

TERM PROMISSORY NOTE:

First American Bank, SSB ("Lender")
500 West Illinois, Suite 10
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720
TERMS:
Interest Rate:         Variable
Principal Amount:     $622,514.00
Funding Date:          December 15, 2004
Maturity Date:         December 15, 2006
Loan Number:           700062938
PROMISE TO PAY:

For value received, Texas Vanguard Oil Company, a Texas Corporation ("Borrower"), whose address is PO Box 202650, Austin, TX 78720-2650 promises to pay to the order of First American Bank, SSB ("Lender" or "Payee") the sum of SIX HUNDRED TWENTY-TWO THOUSAND FIVE HUNDRED FOURTEEN DOLLARS ($622,514.00), together with interest on the unpaid principal balance thereof from date hereof until maturity at the rate hereinafter provided, both principal and interest payable as hereinafter provided in lawful money of the United States of America at Lender's offices at 500 West Illinois, Suite 10, Midland, TX 79701 or at such place as from time to time may be designated by the holder of this Note.

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

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half of one percent (.5%), provided, that (a) if on any day the Stated Rate shall exceed the Highest Lawful Rate for that day then the Stated Rate shall be fixed at the Highest Lawful Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Highest Lawful Rate and/or (b) the Stated Rate shall not be less than five and one-half percent (5.50%).

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

The above sum and accrued interest shall be due and payable in twenty-three
(23) monthly principal installments of Twenty-Five Thousand Nine Hundred Thirty-Eight dollars and Eight cents($25,938.08) each, plus interest accrued on the unpaid principal balance to the date of each installment, beginning January 15, 2005, and continuing on the 15th date of each month thereafter until and including November 15, 2006, and then in one installment of the entire unpaid principal balance plus accrued unpaid interest on December 15, 2006.

All past due principal and/or interest or installments thereof shall bear interest from maturity at the Highest Lawful Rate.

This Note, the Line of Credit Note and Letter of Credit Note described above are secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated as of the date of this Note from Borrower (hereinafter sometimes referred to as "Grantor," whether one or more) to Robert Nordhaus, Trustee for the benefit of the Lender covering any and all of Grantor's interest, whether now owned or hereafter acquired, in and to various leasehold and associated net revenue and overriding royalty interests in oil and gas wells and leases along with personal property associated therewith and proceeds derived therefrom located in the state of Texas(hereinafter referred to as "Security Documents"). Failure to describe all or part of the security shall not be considered as a waiver of such security.

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

This Note is given in renewal and extension, but expressly not in extinguishment Of that certain Promissory Note dated February 12, 2003 having an original face Value amount of $735,074.00 executed by Borrower and payable to Lender ("Original Note"), which Original Note is secured by the Deed of Trust setout above. All Liens, assignments and security interests securing the payment of said Original Note are hereby ratified, confirmed, renewed, extended, rearranged and brought forward as security for the payment of this Note.

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

This loan is payable in full on December 15, 2006 or upon acceleration for any reason permitted under this note. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Lender is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the Lender you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same Lender.

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

Dated the date set out above, although executed on this 16th day of December
2004.


By: TEXAS VANGUARD OIL COMPANY
    WILLIAM G. WATSON
    PRESIDENT


                               EXHIBIT 10.6

PROMISSORY NOTE (REVOLVING LINE OF CREDIT):

First American Bank, SSB ("Lender")
500 West Illinois, Suite 10
Midland, Texas 79701
Midland County

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         Variable
Principal Amount:     $3,000,000.00
Funding Date:          December 15, 2004
Maturity Date:         December 15, 2006
Loan Number:           028799
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

This Note, that certain Term Promissory Note dated as of the date of this Note in the original principal amount of $622,514.00 executed by Borrower and payable to Lender ("Term Note") and that certain Letter of Credit Note or Agreement dated on or about October 31, 2004 having a face amount of $250,000.00 executed by Borrower and payable to Lender ("Letter of Credit Note") in support of a Letter of Credit in favor of the Texas Railroad Commission are described in and are subject to the terms and provisions of that certain Loan Agreement ("Loan Agreement") dated as of the date of this Note by and between Borrower and Lender. The Loan Agreement, among other things, contains provisions regarding the amount that Lender is required to advance under the terms of the Line of Credit Note ("the Borrowing Base"), provisions for acceleration of the maturity hereof upon the happening or omission of certain stated events upon the terms and conditions therein specified and the payment of a non-refundable origination fee at closing of $13,750.00.

"Stated Rate" means, on any day, a rate per annum equal to the Prime Rate from time to time in effect plus one-half of one percent (.5%), provided, that (a) if on any day the Stated Rate shall exceed the Highest Lawful Rate for that day then the Stated Rate shall be fixed at the Highest Lawful Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid balance of this Note equals the total amount of interest which would have accrued if there were no Highest Lawful Rate and/or (b) the Stated Rate shall not be less than four and three-quarters percent (5.50%).

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

The above sum and accrued interest shall be due and payable as follows:

(a) Interest shall be due and payable monthly as it accrues on the unpaid principal balance to the date of each installment, payment beginning January 15, 2005, and continuing on the 15th day of each month thereafter until and including November 15, 2006.

(b) On December 15, 2006, the remaining balance, including principal and interest, then remaining unpaid on this Note shall be due and payable.

This Note is a Revolving Line of Credit Promissory Note having a face amount of $3,000,000.00 but an initial commitment amount described in the Loan Agreement. The unpaid principal balance of this Note at any time shall be the total of all amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made hereon by or for Maker. Maker may use all or any part of the credit provided for herein at any time before December 15, 2006, subject to the Borrowing Base limitation set out in the Loan Agreement. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed the lessor of (a) $3,000,000.00 or (b) the Borrowing Base as set out in the Loan Agreement.

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

This Note, the Term Note and Letter of Credit Note described above are secured by a Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement dated as of the date of this Note from Borrower (hereinafter sometimes referred to as "Grantor," whether one or more) to Robert Nordhaus, Trustee for the benefit of the Lender covering any and all of Grantor's interest, where now owned or hereafter acquired, in and to various leasehold and associated net revenue and overriding royalty interests in oil and gas wells and leases along with personal property associated therewith and proceeds derived therefrom located in the state of Texas (hereinafter referred to as "Security Documents"). Failure to describe all or part of the security shall not be considered as a waiver of such security.

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

This Note is given in renewal and extension, but expressly not in extinguishment Of that certain Revolving Line of Credit dated February 12, 2003 having a face amount of $3,000,000.00 executed by Borrower and payable to Lender ("Original Note"), which Original Note is secured by the Deed of Trust set out above. All liens, assignments and security interests securing the payment of said Original Note are hereby ratified, confirmed, renewed, extended, rearranged and brought forward as security for the payment of this Note.

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

This loan is payable in full on December 15, 2006 or upon acceleration for any reason permitted under this note. At maturity you must repay the entire principal balance of the loan and unpaid interest then due. The Lender is under no obligation to refinance the loan at that time. You will therefore, be required to make payment out of other assets that you may own or you will have to find a lender, which may be the Lender you have this loan with, willing to lend you the money. If you refinance this loan at maturity, you may have to pay some or all of the closing costs normally associated with a new loan even if you obtain refinancing from the same Lender.

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

Dated the date set out above, although executed on this 16th day of December
2004.


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

March 28, 2005


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT 99.2:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  March 28, 2005            By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)