Form 10-Q
period 2005-03-31
TEXAS VANGUARD OIL CO
filed 2005-05-13
CIK 315261

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

    For the Quarter Ended March 31, 2005      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 2005
Common Stock, $.05 par value                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2005 and December 31, 2004              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2005 and 2004        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2005 and 2004        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2005         2004
Current assets:
    Cash and temporary investments                 $ 2,677,837    5,153,210
    Trade accounts receivable                          140,297      203,391
                                                     ---------   ----------
        Total current assets                         2,818,134    5,356,601
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           4,308,798    4,299,551
    Office furniture and vehicles                      207,873      207,873
                                                     ---------    ---------
                                                     4,516,671    4,507,424

    Less accumulated depreciation, depletion and
      amortization                                  (2,135,486)  (2,056,625)
                                                     ----------   ----------
        Total property and equipment                 2,381,185    2,450,799
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 5,200,319    7,808,400
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   131,501      273,426
     Taxes payable                                     189,680       62,500
     Asset retirement obligation, current portion       45,809       34,720
     Notes payable and current installments of
        long-term debt                                 543,292      618,166
                                                     ---------    ----------
          Total current liabilities                    910,282      988,812
                                                     ---------    ----------
Deferred tax liability                                 269,967      251,249
Asset retirement obligation, less current portion      161,301      163,140
Long-term debt, excluding current installments         184,924    3,014,569
                                                     ---------    ----------
Total liabilities                                    1,526,474    4,417,770
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,829       70,829
     Additional paid-in capital                      1,888,530    1,888,530
     Accumulated earnings (deficit)                  1,714,486    1,431,271
                                                     ---------    ----------
          Total stockholders' equity                 3,673,845    3,390,630
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 5,200,319    7,808,400
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2005        2004
 Revenue:
    Operating revenue                            $  1,440,377    1,126,843
    Other income                                       11,266       29,888
                                                    ---------    ---------
       Total revenue                                1,451,643    1,156,731
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    806,614      649,672
   Exploration cost                                       -0-       12,071
   Depreciation, depletion and amortization            78,862       59,722
   General and administrative                         122,178      105,947
   Abandonment of leaseholds                              -0-       51,808
   Interest                                            14,875       16,387
                                                    ---------    ---------
       Total costs and expenses                     1,022,529      895,607
                                                    ---------    ---------
         Earnings before
           federal income taxes                       429,114      261,124

 Federal income taxes:
   Federal income tax expense                         145,899       88,782
                                                    ---------    ---------
              Net earnings                       $    283,215      172,342
                                                    ---------    ---------
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    ---------    ---------

   Basic and diluted earnings per share          $      .20           .12
                                                    ---------    ---------


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2005       2004

     Net cash provided by operating activities        $   438,396      115,227

     Net cash used in investing activities                 (9,250)      (2,750)

     Net cash used in financing activities             (2,904,519)  (2,393,505)

                                                       -----------  -----------
     Net change in cash and temporary investments      (2,475,373)  (2,281,028)

     Cash and temporary investments at
          beginning of period                           5,153,210    4,414,461
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 2,677,837    2,133,433
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2005

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

Note 4: Recently Issued Accounting Standards

In November 2004, the FASB issued Statement 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

In December 2004, the FASB issued Statement 152, Accounting for Real Estate TimeSharing Transactions an amendment of FASB Statements No.
66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP), 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement
No. 67, Accounting for Costs and Initial Rental Operations of Real
Estate Projects and (b) costs incurred to sell real estate projects for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.
A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the
exchange.   The Company does not anticipate that the adoption of the
provisions of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $313,534 (28%) for the three-month period ended March 31, 2005 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2005 as compared to 2004. Production costs increased $156,942 (24%) for the three-month period ended March 31, 2005 from the prior year period. Increased production costs for the three-month period ended March 31, 2005 are largely associated with workover activities.

General and administrative expenses for the three-month period ended March 31, 2005 increased $16,231 (15%) as compared to the prior year period. Interest expense decreased approximately $1,512 (9%) for the three-month period ended March 31, 2005 from the comparable prior-year period due to lower average outstanding balances. Depreciation, depletion, and amortization increased by $19,140 (32%) for the three-month period ended March 31, 2005, from the comparable prior-year period. Depreciation, depletion, and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold as well as the acquisition, discovery, or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2005, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2005 has decreased to 3.10 to 1 from 5.42 to 1 at December 31, 2004. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $438,396 for the three months ended March 31, 2005. Notes payable and long-term debt decreased by $2,904,519 for the three-month period ended March 31, 2005, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2005. The Company cannot predict how prices will vary during the remainder of 2005 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact on the Company's operations.

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: May 10, 2005

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

May 10, 2005


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  May 10, 2005             By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer