Form 10-Q
period 2005-06-30
TEXAS VANGUARD OIL CO
filed 2005-08-15
CIK 315261

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

For the Quarter Ended June 30, 2005              Commission File No. 1-10437

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


          Class                                Outstanding at June 30, 2005
Common Stock, $.05 par value                         1,416,587 shares




                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2005 and December 31, 2004                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2005 and 2004          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2005 and 2004                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

    Item 3 - Controls and Procedures                                 7

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.


























                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2005         2004
     Current assets:
          Cash and temporary investments             $ 2,499,708    5,153,210
          Trade accounts receivable                      141,092      203,391
          Prepaid expenses                                21,393          -0-
                                                       ---------    ---------
              Total current assets                     2,662,193    5,356,601
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   4,749,991    4,299,551
      Office furniture and vehicles                      207,873      207,873
                                                       ---------    ---------
                                                       4,957,864    4,507,424

     Less accumulated depreciation, depletion and
            amortization                              (2,208,445)  (2,056,625)
                                                       ---------    ---------
              Total property and equipment             2,749,419    2,450,799
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 5,412,612    7,808,400
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    114,878     273,426
      Taxes payable                                           -0-      62,500
      Asset retirement obligation, current portion         53,962      34,720
      Notes payable and current installments
        of long-term debt                                 518,379     618,166
                                                        ---------   ---------
           Total current liabilities                      687,219     988,812
                                                        ---------   ---------
   Deferred tax liability                                 269,967     251,249
   Asset retirement obligation, less current portion      162,399     163,140
   Long-term debt, excluding current installments         455,295   3,014,569

                                                        ---------   ---------
           Total Liabilities                            1,574,880   4,417,770

   Stockholders' equity:
      Common stock                                         70,829      70,829
      Additional paid-in capital                        1,888,530   1,888,530
      Accumulated earnings                              1,878,373   1,431,271
                                                        ---------   ---------
            Total stockholders' equity                  3,837,732   3,390,630
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,412,612   7,808,400
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2005       2004        2005        2004

  Revenue:
   Operating revenue            $ 1,519,389   1,222,729   2,959,766   2,349,572
   Other income                      11,549      11,272      22,815      41,160
                                  ---------   ---------   ---------   ---------
     Total revenue                1,530,938   1,234,001   2,982,581   2,390,732
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  974,851     863,352   1,781,465   1,513,024
   Exploration cost                  93,394         216      93,394      12,287
   Depreciation, depletion
       and amortization              82,305      63,976     161,167     123,698
   General and
       administrative               111,712     105,570     233,890     211,517
   Abandonment of leaseholds          6,322         -0-       6,322      51,808
   Interest                          14,040      14,408      28,915      30,795
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,282,624   1,047,522   2,305,153   1,943,129
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes        248,314     186,479     677,428     447,603
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax        84,427      63,390     230,326     152,172
                                  ---------    --------   ---------   ---------
      Net earnings              $   163,887     123,089     447,102     295,431
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .12         .09         .32         .21
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2005        2004

Net cash provided by operating activities        $   462,322       200,768

Net cash used in investing activities               (456,765)       (4,250)

Net cash used in financing activities             (2,659,059)   (2,512,031)
                                                  -----------   -----------
Net change in cash and temporary investments      (2,653,502)   (2,315,513)

Cash and temporary investments at
    beginning of period                            5,153,210     4,414,461
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 2,499,708     2,098,948
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2005

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Statement is effective for the first annual report period beginning after June 15, 2005. Accordingly the Company will adopt this provision for its financial statements for the quarter ended March 31, 2006. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.


In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $296,660 (24%) and $610,194 (26%) for the three-month and six-month periods ended June 30, 2005 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2005 as compared to 2004. Production costs increased by $111,499 (13%) and $268,441 (18%) for the three-month and six-month periods ended June 30, 2005 as compared to the prior year periods. Increased production costs in the second quarter of 2005 were largely associated with workover activities.

General and administrative expenses increased $6,142 (6%) and $22,373(11%) for the three-month and six-month periods ended June 30, 2005 as compared to the prior year periods. Interest expense decreased approximately $368 (3%) and $1,880 (6%) for the three-month and six-month periods ended June 30, 2005, from the comparable prior year periods primarily due to lower average outstanding balances during the current year periods. Depreciation, depletion and amortization increased by $37,469 (30%) for the six-month period ended June 30, 2005 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2005, the Company provided a provision of $6,322 and $6,322 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.


LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2005, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2005 has decreased to 3.87 to 1 from 5.42 to 1 at December 31, 2004. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $462,322 for the six months ended June 30, 2005. Notes payable and long-term debt decreased by $2,659,059 for the six-month period ended June 30, 2005, by using cash on hand and cash generated from operations.

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

Date: August 10, 2005



Exhibits:

EXHIBIT 31.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                 PURSUANT TO SECTION 302, OF THE SARBANES-OXLEY ACT OF 2002

I, William Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2005 of Texas Vanguard Oil Company (TVOC);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TVOC as of, and for, the periods presented in this quarterly report.

4. Texas Vanguard Oil Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) for TVOC and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TVOC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect TVOC's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in TVOC's internal controls over financial reporting.

August 10, 2005


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  August 10, 2005          By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer