Form 10-Q
period 2005-09-30
TEXAS VANGUARD OIL CO
filed 2005-11-14
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2005      Commission File No. 1-10437

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


 Class of Common Stock                 Outstanding at September 30, 2005
 ---------------------                 ---------------------------------
    $.05 par value                            1,416,587 shares

                                     1

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2005 and December 31, 2004           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2005 and 2004                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2005 and 2004      4

         Notes to the Condensed Financial Statements           5 - 6

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

  Item 3 - Controls and Procedures                             7

Part II. Other Information                                     7

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2005            2004

Current assets:
   Cash and cash equivalents              $ 2,800,395       5,153,210
   Trade accounts receivable                  174,184         203,391
                                            ---------       ---------
       Total current assets                 2,974,579       5,356,601
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           5,061,232       4,299,551
   Office furniture and vehicles              207,873         207,873
                                            ---------       ---------
                                            5,269,105       4,507,424
   Less accumulated depreciation,
     depletion and amortization            (2,222,394)     (2,056,625)
                                           -----------      ----------
       Total property and equipment         3,046,711       2,450,799
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 6,022,290       7,808,400
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $   128,911         273,426
   Taxes payable                               76,864          62,500
   Asset retirement obligation,
     current portion                           58,885          34,720
   Notes payable and current installments
     of long-term debt                        468,469         618,166
                                            -----------     ----------
       Total current liabilities              733,129         988,812
                                            -----------     ----------
Deferred tax liabilities                      269,967         251,249
Asset retirement obligation, less
   current portion                            166,726         163,140
Long-term debt, excluding
   current installments                       615,646       3,014,569
                                           -----------     ----------
       Total liabilities                    1,785,468       4,417,770
Stockholders' equity:
   Common stock                                70,829          70,829
   Additional paid-in capital               1,888,528       1,888,530
   Retained earnings                        2,277,465       1,431,271
                                          -----------      ----------
       Total stockholders' equity           4,236,822       3,390,630
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 6,022,290       7,808,400
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2005       2004           2005       2004

Revenue:
  Operating revenue    $  1,797,438  1,531,793     4,757,204  3,881,365
  Other income               12,590      9,919        35,405     51,079
                          ---------  ---------     ---------  ---------
     Total revenue        1,810,028  1,541,712     4,792,609  3,932,444
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost         1,001,421    744,907     2,782,886  2,257,931
  Exploration cost           34,681     18,423       128,075     30,710
  Depreciation, depletion
    and amortization         45,159     79,206       206,326    202,904
  General and
    administrative          106,061    104,839       339,951    316,355
  Abandonment/Impairment
    of leaseholds               -0-        -0-         6,322     51,808
  Interest                   18,021     12,457        46,936     43,253
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,205,343    959,832     3,510,496  2,902,961
                          ---------  ----------    ---------  ----------
  Earnings (loss) before
   federal income taxes     604,685    581,880     1,282,113  1,029,483
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income tax
     expense (benefit)      205,593    197,839       435,918    350,011
                          ---------   ---------    ---------   ---------
       Net earnings     $   399,092    384,041       846,195    679,472
                          =========   =========    =========   ==========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587   1,416,587
                          =========   =========    =========   =========
Basic and diluted
 earnings(loss) per share    .28         .27          .60         .48
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2005         2004

Net cash provided by operating activities  $    995,021      481,168

Net cash provided (used) in
  investing activities                         (799,214)    (128,320)

Net cash used in financing activities        (2,548,622)  (2,680,577)
                                             -----------  -----------
Net change in cash
  and cash equivalents                       (2,352,815)  (2,327,729)

Cash and temporary investments at
  beginning of period                         5,153,210    4,414,461
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  2,800,395    2,086,732
                                              =========    =========

See accompanying notes to condensed financial statements.



                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2005

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

Note 2: Income Taxes

The Company uses the "asset and liability method" of income tax accounting which bases the amount of current and future taxes payable on the events recognized in the financial statements and on tax laws existing at the balance sheet date.The effect on deferred tax assets and liabilities or a change in tax rates is recognized in income in the period that includes enactment date.

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

RESULTS OF OPERATIONS

Operating revenues increased by $265,645 (17%) and $875,839 (23%) for the three-month and nine-month periods ended September 30, 2005 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2005 as compared to 2004. Production costs increased $256,514 (34%) and $524,955(23%) for the three-month and nine-month periods ended September 30, 2005 from the comparable prior year periods. Increased production costs for the three-month and nine-month periods ended September 30, 2005 are largely associated with workover activities.

General and administrative expenses for the three-month and nine-month period ended September 30, 2005 increased $1,222 (1%) and $23,596 (7%) as compared to the prior year periods. Interest expense increased approximately $5,564 (45%) and $3,683 (9%) for the three-month and nine-month periods ended September 30, 2005 from the comparable 2004 periods primarily due to higher average outstanding balances. Depreciation, depletion and amortization increased by $3,422 (2%) for the nine-month period ended September 30, 2005 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2005, the Company provided a provision of $-0- and $6,322 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2005, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2005, has decreased to 4.06 to 1 from 5.42 to 1 at December 31, 2004. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $995,021 for the nine months ended
September 30, 2005. Notes payable and long-term debt decreased by $2,548,622 for the nine-month period ended September 30, 2005, by using cash on hand and cash generated from operations.

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

Date: November 9, 2005
Exhibits:

EXHIBIT 31.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                 PURSUANT TO SECTION 302, OF THE SARBANES-OXLEY ACT OF 2002

I, William Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2005 of Texas Vanguard Oil Company (TVOC);

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

November 9, 2005

By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.



Date:  November 9, 2005        By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer