Form 10-K
period 2005-12-31
TEXAS VANGUARD OIL CO
filed 2006-03-31
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-K
       (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005      Commission File No. 1-10437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 2006, there were 1,416,587 shares of the registrant's Common Stock outstanding; the aggregate market value of the share of Common Stock held by non-affiliates of the registrant (314,347 shares), based on average bid and asked prices on the aforesaid date, was $2,703,384.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2005 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2006, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from ETC Texas Pipeline (10% in 2003), Duke Energy (27% in 2005, 30% in 2004 and 36% in 2003), and Plains Marketing (49% in 2005,
45% in 2004 and 43% in 2003). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on the Company because oil production can be sold to other oil purchasers at a comparable price. Oil sales are made under a written contract generally not more than 6 months in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The
Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Regulations

  The production and sale of crude oil and natural gas are currently subject to extensive regulation of both federal and state authorities. At the federal level there are price regulations and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and gas. Although compliance with their laws and regulations has not had a materially adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely affected thereby.

Employees

   At December 31, 2005, the executive officers and directors were as follows:

                    Name                         Offices Held

               Linda R. Watson                   Chairman of the Board
                                                 and Director

               William G. Watson                 President, Chief Executive
                                                 Officer and Director

               Teresa N. Nuckols                 Secretary

               Robert L. Patterson               Director



   William G. Watson, (age 57), received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974. He has been a director of Robert Watson, Inc., and is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years. He was a director and Vice President of the Company from 1982 until 1997. He was elected President of the Company on September 27, 2002, after the untimely death of the Company's President and CEO, Robert N. Watson, Jr.

   Linda R. Watson (age 62), received her B.A. degree from The University of Texas at Austin in 1966. She has been a director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc. She has been a Director of the Company since 1982. Also, she was the wife of Robert N. Watson, Jr.

   Teresa N. Nuckols (age 46), received her B.B.A. degree from Saint Edwards University in 1988. She has been an employee of the Company since 1989. She was elected Secretary of the Company in 2002.

    Robert L. Patterson (age 66), received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964. He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities. He was a Vice President of Argonaut Energy Corporation from 1976 through 1982. He was the President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July, 1985 through January, 1989. He has also been an independent consulting petroleum engineer since 1983.

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2005, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies as previously described which have oil and gas interests.Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company for these facilities. The rent for these facilities is $2,050 per month.

Well Activity

   All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the acquisition activity of the Company, for the years ended December 31, 2001 through 2005.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2001             3      9.46              2        2.31       ---       ---
2002             5      7.08              2        2.00       ---       ---
2003             4      7.45              2        0.35        1        0.1
2004             4      6.60              1        1.22       ---       ---
2005            10      6.73             16        3.55       ---       ---

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In four of the last five years, the net oil interest and/or the net gas interest is larger than the gross oil interest or gross gas interest because the Company purchased additional interests in oil and/or gas wells in which it already owned an interest.

(5) In 2002, the Company participated in the drilling of 5 new wells. All 5 wells are classified as oil wells (5 gross oil, 2.45 net oil).

(6) In 2003, the Company participated in the drilling of one new well. The well was deemed non-commercial and was plugged.

(7) In 2005, the Company participated in the drilling of 3 new wells. At year end, all three wells were in the process of being tested and/or evaluated.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past five years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas. At December 31,2005, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2005, the Company has pledged its interest in certain properties and well equipment against bank notes payable. None of the individual properties are significant. Copies of the loan documents have been included as an exhibit to the Form 10-K.

 Productive Wells and Acreage

   The following table sets forth by Texas, Wyoming, New Mexico and Nebraska counties the Company's gross and net productive wells and developed acreage as of December 31, 2005.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      85    65.38      46       39.02       3,208.46       2,637.98
Bee             ---      ---      18        1.55         725.70          62.52
Burleson          2     1.33     ---         ---         320.00         168.57
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)        12    11.00       1         .02         160.00         109.98
Crockett        ---      ---       2        2.00         160.00         160.00
DeWitt (b)      ---      ---       2         .16         160.00          12.43
Eastland (b)    ---      ---       4         .09         122.00           1.30
Eddy (c)        ---      ---       2         .04         640.71          14.08
Fayette (b)      12    11.04     ---         ---       1,568.48       1,491.61
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         652.85         652.85
Hidalgo         ---      ---       2         .25         417.86           0.00
Kent (b)         27      .67     ---         ---       1,411.65          29.49
Kimball (d)       1      .05     ---         ---          40.00           2.00
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         112    91.87       5        4.52       2,953.40       2,175.02
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            3     2.82     ---         ---         240.19         225.74
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21     ---         ---       1,032.92         103.29
Weston (e)        3      .94     ---         ---         120.00          37.42
Wilson            1      .95     ---         ---          80.00          76.00
Woodward (f)      1      .01     ---         ---         640.00           3.32
             ------   -------  -----       -----       --------       --------
                272   187.43      86       48.36      16,301.13       8,091.77

(a) A gross well is a well in which the Company owns either a working interest or a royalty interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are the gross acres multiplied by the Company's interest.
(b)   The Company owns overriding royalty interest in these counties.
(c)   Chaves, Eddy and Lea Counties are located in New Mexico.
(d)   Kimball County is located in Nebraska.
(e)   Weston County is located in Wyoming.
(f)   Woodward County is located in Oklahoma.

Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 8. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2005, 2004 and 2003.


                                             2005       2004           2003
  Oil:
     Production volume (barrels)            64,011     67,252         63,058
     Average sales price per barrel         $53.47     $38.44         $28.88
  Gas:
     Production volume (MCF)               385,157    413,250        395,234
     Average sales price per MCF            $ 6.72     $ 5.04         $ 4.47

  Average production costs per
     equivalent barrel                      $31.31     $23.55         $18.75


   The worldwide crude oil prices of 2005 continue to fluctuate in 2006. The Company cannot predict how prices will vary during 2006 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2005.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,326.18            1,829.25
          Colorado              115.70              105.70
          Crane                 593.64              563.57
          Crosby              1,118.77              559.38
          DeWitt                308.00                4.43
          Eastland              199.30                2.37
          Eddy (a)              210.00               23.13
          Fayette               334.99              244.90
          Garza               2,771.10              548.51
          Kent                3,377.89            1,201.53
          Kimble                869.60               86.96
          Lea (a)             2,029.60              440.52
          Lee                 1,930.11            1,603.27
          Midland               133.33                2.78
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             17,671.72            7,911.08
                             =========            ========

Of the 7,911.08 net undeveloped acres under lease, 7,698.42 net acres are being held by production.

a) Eddy and Lea Counties are located in New Mexico
b) Weston County is located in Wyoming.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2005.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2005

        First Quarter               4.650               3.250
        Second Quarter              8.750               3.750
        Third Quarter               8.140               5.000
        Fourth Quarter              7.300               5.100

      Fiscal 2004

        First Quarter               3.400               2.750
        Second Quarter              3.000               2.200
        Third Quarter               3.000               2.300
        Fourth Quarter              4.000               2.400


   At December 31, 2005, the approximate number of holders of record of the Company's common stock was 468. The Company has not paid any dividends and has no plans to do so in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended December 31,
                       2005        2004        2003         2002        2001

Oil and gas sales   $6,220,984   5,035,532   3,757,649   3,086,950   4,395,458
Total revenue        6,587,376   5,422,624   4,366,554   3,557,542   4,849,022
Total expenses      (5,035,378) (4,122,888) (3,403,567) (3,775,572) (5,210,533)
Net earnings (loss)  1,024,319     853,980     692,971    (143,900)   (238,597)
Net earnings (loss)
   per share             .72         .60         .49       (.10)       (.17)
Total assets         8,635,942   7,808,400   7,165,170  5,169,673    6,690,772
Short-term debt        407,510     618,166     874,094    939,664    4,138,411
Long-term debt       2,757,022   3,014,569   2,832,579  2,000,000      239,640
Total liabilities    4,220,996   4,417,770   4,628,520  3,325,994    4,701,693
Stockholders equity $4,414,946   3,390,630   2,536,650  1,843,679    1,989,079

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2005, 2004 and 2003 cash increased by $246,418, $738,749 and $1,742,641 respectively. The cash flow from operating activities in 2005 was approximately $1,613,599, an increase of $638,395 from 2004. The cash flow from operating activities in 2004 was approximately $975,204, a decrease of $653,054 from 2003. The significant use of cash, other than for operating expenses, has been investments in oil and gas properties of $897,894, $120,739, and $707,793 in 2005, 2004 and 2003, respectively. In each of the last three years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks.

   The Company sells selected properties when it is more economical to sell rather than produce them. As of December 31, 2005, the Company had a cash balance of $5,399,628 which represents approximately 170% of its notes payable as compared to the December 31, 2004, cash balance of $5,153,210 which represented approximately 142% of its notes payable.

   Working capital at December 31, 2005 decreased to 5.35 to 1 from 5.42 to 1 at December 31, 2004. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2006 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2006 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2006 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2005.

   As of December 31, 2005, the Company owed $250,208 and $2,750,000 to a bank secured by producing oil and gas properties and well equipment purchased by the Company. The notes are due in December 2006 and February 2007, respectively (see note 2 of notes to financial statements for further explanation).

Reserve Estimates

	Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results.
Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed. For these reasons, estimates of the economically recoverable quantities of oil and gas and estimates of the future net cash flows expected therefrom may vary substantially.
Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
The estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.

ANALYSIS OF RESULTS OF OPERATIONS

  From 2002 to 2003 oil and gas sales revenue increased 22%, from 2003 to 2004 oil and gas sales revenue increased by 34%, and from 2004 to 2005 oil and gas sales revenue increased by 24%. In 2003, oil production volume decreased by 14% at the same time as the average price per barrel increased by 28% to $28.88. Also, in 2003, the gas production volume decreased by 14% while the average price per MCF increased by 82% to $4.47. In 2004, oil production volume increased by 7% at the same time as the average price per barrel increased by 33% to $38.44. Also, in 2004, the gas production volume increased by 5% while the average price increased 13% to $5.04 per MCF.
In 2005, oil production volume decreased by 5% at the same time as the average price per barrel increased by 39% to $53.47. Also, in 2005, the gas production volume decreased by 7% at the same time as the average price increased by 33% to $6.72 per MCF. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2005 and 2004 by 24% and 29%, respectively while oil and gas production expenses decreased in 2003 by 8%. Increased production expenses for 2005 and 2004 are largely associated with workover activities and an increase in overall field expenses.

  Exploration costs in 2005 were $161,558. During the year the Company participated in the drilling of three wells. At year end, all three wells were being tested or evaluated. Subsequent to year-end two of the three wells were completed and put on production. The third well is shut in for further evaluation.

  Interest expense increased by 20%in 2005 over 2004 due to higher average outstanding balances as well as increased interest rates and decreased 52% in 2004 over 2003 due to lower average outstanding balances and lower interest rates.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion decreased 14% in 2005 as compared to a 30% increase in depletion in 2004.

   Total general and administrative expenses increased $37,787 and $70,343 in 2005 and 2004, respectively while total general and administrative expenses decreased $33,759 in 2003.

   In 2005, 2004, and 2003, the Company provided provisions of approximately $21,889, $51,808 and $149,986, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2005 are as follows:

Contractual Obligations:         2006      2007     Thereafter     Total

Long Term Debt Obligations   $ 407,510  2,757,022      ---      $3,164,532
                               =======  =========     =====      =========



FORWARD-LOOKING STATEMENTS

This annual report contains various forward-looking statements within the meaning of the Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in the Form 10-K that address activities, events or developments of the Company are forward-looking statements and represent managements expectations or beliefs concerning future events, and may be signified by the words expect, estimate, believe, anticipate, predict or other similar expressions. Forward-looking statements appear throughout this Form 10-K with respect to, among other things: estimates of future oil and gas production; estimates of future oil and gas prices; estimates of oil and gas reserves; future drilling and operations; future capital expenditures; future net cash flows; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2005 and 2004, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 10, 2006



                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2005 and 2004

                                    ASSETS
                                                          2005          2004
Current assets:
    Cash (including certificate of deposit of
       $700,000 pledged in 2005 and 2004,
        respectively                                $  5,399,628  $ 5,153,210
    Trade accounts receivable, net of allowance
       for doubtful accounts of $0 and $0 in
       2005 and 2004, respectively                       202,230      203,391
                                                       ----------   ---------
            Total current assets                       5,601,858    5,356,601
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               4,951,154    4,132,921
       Unproven properties                               171,774      166,630
Office furniture and equipment, partially pledged        208,953      207,873
                                                       ---------    ---------
                                                       5,331,881    4,507,424
Less accumulated depreciation, depletion and
    amortization                                      (2,298,797)  (2,056,625)
                                                       ---------    ---------
                                                       3,033,084    2,450,799
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  8,635,942  $ 7,808,400
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    480,042  $   273,426
    Taxes payable                                        109,782       62,500
    Asset retirement obligation, current portion          49,872       34,720
    Notes payable and current installments of
       long-term debt                                    407,510      618,166
                                                       ---------    ---------
            Total current liabilities                  1,047,206      988,812
                                                       ---------    ---------
Deferred tax liability                                   284,310      251,249
Asset retirement obligation, less current portion        132,458      163,140
Long-term debt, excluding current installments         2,757,022    3,014,569
                                                       ---------    ---------
            Total Liabilities                          4,220,996    4,417,770

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
     12,500,000 shares; 1,416,587 in 2005 and 2004,
     issued and outstanding                               70,828       70,829
    Additional paid-in capital                         1,888,528    1,888,530
    Retained earnings                                  2,455,590    1,431,271
                                                       ---------    ---------
            Total stockholders' equity                 4,414,946    3,390,630
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  8,635,942  $ 7,808,400
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2005, 2004 and 2003

                                            2005        2004        2003

Revenues:
    Oil and gas sales                $  6,220,984 $ 5,035,532 $ 3,757,649
    Well operation fees                   130,670     142,541     156,544
    Other, net                            188,305     200,860     399,578
    Interest income                        47,417      43,691      52,783
                                        ---------   ---------   ---------
       Total revenues                   6,587,376   5,422,624   4,366,554
                                        ---------   ---------   ---------
Expenses:
  Production cost                       4,014,409   3,240,696   2,503,009
  Exploration                             161,558         ---         ---
  Depreciation, depletion
    and amortization                      251,520     293,139     225,477
  Interest expense                         64,531      53,561     111,754
  General and administrative              521,471     483,684     413,341
  Impairment in value of
    oil and gas property                   21,889      51,808     149,986
                                        ---------   ---------   ---------
       Total expenses                   5,035,378   4,122,888   3,403,567
                                        ---------   ---------   ---------
  Earnings before income tax            1,551,998   1,299,736     962,987

Income Taxes:
  Provision for income tax                527,679     445,756     263,275
                                         --------   ---------   ---------
  Earnings before change
    in accounting principle             1,024,319     853,980     699,712

Cumulative effect of change in
  accounting principle, net of tax            ---         ---      (6,741)
                                         --------   ---------   ---------
Net earnings                          $ 1,024,319 $   853,980 $   692,971
                                        =========   =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587   1,416,587
                                        =========   =========   =========

Basic and diluted earnings
    per share                         $    .72    $   .60     $   .49
                                        =========   =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2005, 2004 and 2003

                                                                        Total
                               Common Stock     Additional   Retained   Stock-
                             Shares     Amount    Paid-In    (Deficit) holders
                                                  Capital    Earnings   equity


Balances at Dec. 31, 2002   1,416,587 $ 70,829  $1,888,530 $ (115,680)$1,843,679

   Net earnings                   ---      ---         ---    692,971    692,971
                            --------- --------   ---------  --------- ---------
Balances at Dec. 31, 2003   1,416,587 $ 70,829  $1,888,530 $  577,291 $2,536,650


   Net earnings                   ---      ---         ---    853,980    853,980
                            --------- --------   ---------   --------  ---------
Balances at Dec. 31, 2004   1,416,587 $ 70,829  $1,888,530 $1,431,271 $3,390,630

 Repurchase and
 cancellation of common
 stock fractional shares            0       (1)         (2)      ---         (3)

   Net earnings                   ---      ---         ---  1,024,319 $1,024,319
                            ---------  -------   ---------   --------  ---------

Balances at Dec.31, 2005   1,416,587 $ 70,828  $1,888,528  $2,455,590 $4,414,946
                           ========= ========= ==========  ========== ==========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2005, 2004 and 2003

                                               2005         2004         2003

Cash flows from operating activities:
 Net earnings                            $ 1,024,319   $  853,980  $   692,971
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       251,520      293,139      225,477
    (Gain) loss on sale of equipment             ---       (3,173)         ---
    Impairment in value of oil and
      gas property                            21,889       51,808      149,986
  Changes in assets and liabilities:
    (Increase) decrease in receivables         1,160      (83,737)      24,307
    Increase (decrease) in payables
       and accrued expenses                  281,650     (118,094)     451,792
    Increase (decrease) in deferred
      federal income tax                      33,061      (18,719)      83,725
                                            ---------    ---------    ---------
Net cash provided by
  operating activities                     1,613,599      975,204    1,628,258
                                            ---------    ---------    ---------
Cash flows from investing activities:
 Proceeds from disposal of investments           ---          500      100,000
Additions to oil and gas properties         (897,894)    (120,739)    (707,793)
 Proceeds from sale of equipment                 ---       12,000       21,743
 Purchases of equipment                       (1,080)     (54,277)     (66,576)
                                            ---------    ---------    ---------
   Net cash used in investing activities    (898,974)    (162,516)    (652,626)
                                            ---------    ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable               2,850,000    3,872,514    3,763,489
 Repayments of notes payable              (3,318,204)  (3,946,453)  (2,996,480)
 Repurchase of common stock                       (3)         ---          ---
                                           ---------    ---------    ---------
   Net cash provided (used) by
     financing activities                   (468,207)     (73,939)     767,009
                                           ---------    ---------    ---------
   Net increase in cash                      246,418      738,749    1,742,641

   Cash and cash equivalents at
     beginning of year                     5,153,210    4,414,461    2,671,820
                                           ---------     --------     --------
   Cash and cash equivalents at
     end of year                         $ 5,399,628   $5,153,210   $4,414,461
                                          ==========   ==========   ==========
Supplemental disclosure of
  cash flow information:
 Interest paid                           $    64,531    $  53,561    $ 111,754
                                          ==========   ==========   ==========

  Cash paid for income taxes             $   531,417    $ 475,466    $     -0-
                                          ==========   ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2005, 2004 and 2003


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

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

          Office furniture and equipment         7 years
          Automotive equipment                   5 years

Revenue - The Company recognizes revenue from the sale of oil and gas in the period of delivery.

Accounts Receivable - The Company provides for uncollectible accounts using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and managements evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance and recoveries are added to the allowance.

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

The tax deduction allowed on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act) is treated as a special deduction. The deduction allowance is effective for tax year 2005 and has no material impact on the current financial statements.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of demand deposits and certificates of deposit.

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than 6 months in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2005, two purchasers in 2004, and three purchasers in 2003 as follows: 2005 - 49%, 27%, 2004 - 45%, 30% and 2003 - 43%, 36%, 10%. The Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and 2004, cash in banks exceeded FDIC limits. The Company has not experienced any losses on deposits.

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
                                                           2005          2004


A note with a bank secured by oil and gas properties.
  The original value of the note was $622,514. Interest
  accrues at .5% above the prime rate, with monthly
  payments of $25,938.08 plus accrued interest.
  The note matures December 15, 2006.                 $   250,208  $   561,465


Line of credit with a bank under which it may borrow
  up to $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The Company has issued a letter of credit in the
  amount of $250,000 to a third party which is secured
  by the line of credit. The line of credit matured on
  February 12, 2005. This line of credit was renewed
  with the same terms, secured by oil and gas
  properties and includes the letter of credit of
  $250,000. The line of credit matures on
  February 15, 2007.                                    2,750,000    2,750,000


 Line of credit with a bank under which it may borrow
  Up to $700,000. Interest payable quarterly at 3.50%,
  Secured by $700,000 in certificates of deposit. The
  Line of credit matured on April 23, 2005.                 ---        300,000

Line of credit with a bank under which it may borrow
  up to $700,000. Interest payable quarterly at 4.75%,
  secured by $700,000 in certificates of deposit. The
  line of credit matures on April 27, 2006.              150,000           ---

Note payable with a bank secured by a vehicle.
  The original value of the note was $28,415.
  Interest accrues at 4.6%.  The note matures
  on November 16, 2007.                                   14,324        21,270

                                                        ---------    ---------
    Total debt                                          3,164,532    3,632,735
Less current installments                                (407,510)    (618,166)
                                                        ---------    ---------
Long-term debt, excluding current installments       $  2,757,022  $ 3,014,569
                                                        =========    =========



Future maturities of long-term debt are as follows:

            2006           $  407,510
            2007            2,757,022
                            ---------
                  Total    $3,164,532
                            =========

The note payable with a $250,208 balance as of December 31, 2005 has a restrictive covenant, among others, that requires the Company to maintain a cash flow to debt service ratio of not less than 1.25 to 1.00. The bank approved a variance of this covenant for the second quarter of 2005. The Company was not in violation of the aforementioned, or other, restrictive covenants for any other quarters in 2005 or for any quarter during the year ended December 31, 2004.


(3) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $228,000, $222,000, and $222,000 as compensation for performance of those services during the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 1, 2006 the agreement was continued with terms of $19,200 per month through December 31, 2006.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $24,000, $22,800 and $22,800 for the years ended December 31, 2005, 2004, and 2003, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2005, 2004 and 2003 these individuals received $58,111, $50,343, and $44,814, respectively.

During the years ended December 31, 2005, 2004 and 2003, a Director of the Company received $66,000 $60,000 and $60,000, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(4) Federal Income Taxes

The federal income tax expense for 2005, 2004, and 2003 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2005, 2004 and 2003 consists of:

                                                2005        2004      2003

Current  tax expense                     $    494,618   $464,475   $179,550
Deferred tax expense (benefit)                 33,061    (18,719)    83,725
                                            _________   ________   ________
                                         $    527,679   $445,756   $263,275
                                            =========   ========   ========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 is presented below:

                                                            2005        2004
   Deferred tax asset:
     Net operating loss carryforward                $         ---         ---
                                                        ---------   ---------
     Net deferred tax asset                                   ---         ---
                                                        ---------   ---------

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                      (284,310)   (251,249)
                                                        ---------   ---------
   Total deferred tax liability                     $   (284,310)  $(251,249)
                                                        =========   =========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2005, 2004 and 2003, which may be carried forward and used to reduce taxable income in future years.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2005 and 2004.

(6) Asset Retirement Obligation

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

The Company adopted SFAS 143 as of January 1, 2003. The adoption of SFAS 143, resulted in a January 1, 2003 cumulative effect adjustment to record a $197,542 increase in the carrying values of proved properties and a $204,283 increase in non-current abandonment liabilities. The net impact of these items was to record $6,741, net of tax, as a cumulative effect adjustment of a change in accounting principle in our Statement of Earnings for 2003. The asset obligation relates to costs to plug and abandon oil and gas properties of the Company.

           					               2005 	  2004        2003
      Asset retirement obligation
        Beginning of year	                 $ 197,860  $ 189,972   $ 204,283
        Liabilities incurred during the period    27,751     21,263	  2,383
        Settlements                                  ---        ---        ---
        Accretion expense		              11,379     11,170      11,379
        Revisions in estimated cash flow         (54,630)   (24,545)	(28,073)
                                                 -------    --------    --------
	Asset retirement obligation
	  End of year                            $ 182,330  $ 197,860   $ 189,972
                                                 =======    =======     =======


The Board of Directors
Texas Vanguard Oil Company:

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION

Our report on our audit of the basic financial statements of Texas Vanguard Oil Company for 2005 appears on page 13. The audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental material presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the required supplementary information. However, we did not audit the information and express no opinion on it.


Sprouse & Anderson, L.L.P.
March 10, 2006


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2005, 2004 and 2003
                             (Unaudited)

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

                           2005                   2004                2003
                      Oil       Gas         Oil        Gas       Oil      Gas
                     BBLS       MCF        BBLS        MCF      BBLS      MCF

Proved developed
 and undeveloped
 reserves:
Beginning of year  934,364  5,975,427  989,011  6,539,396    922,877  6,341,396
Revisions of
 previous
estimate          (257,672)(2,572,908) (11,277)  (291,648)    88,500    252,675
Extensions
 and Discoveries       ---        ---      ---        ---        ---        ---
Purchase of
 minerals in place  36,377    437,536   23,882    140,929     40,692    340,559
Sale of minerals       ---        ---      ---        ---        ---        ---
Production         (64,011)  (385,157) (67,252)  (413,250)   (63,058)  (395,234)
                 ---------  ---------  --------  ---------  --------  ---------
End of year        649,058  3,454,898  934,364   5,975,427   989,011  6,539,396
                 =========  =========  ========  ========= =========  =========
Proved developed
   reserves:
Beginning of year  934,364  5,975,427  989,011   6,539,396   922,877 6,341,396
End of year        649,058  3,454,898  934,364   5,975,427   989,011 6,539,396

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved oil and gas reserves in which the enterprise has mineral interests. The Company cannot predict price fluctuations which may occur in the future. Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards.

                                                          December 31,
                                         2005           2004           2003

Future cash inflows                 $ 70,247,211  $  61,338,070  $  53,100,051
Future production
  and development costs              (27,585,510)   (25,366,016)   (23,774,850)
Future income tax expenses           (12,801,194)   (10,768,963)    (8,390,979)
                                     ------------   ------------   ------------
     Future net cash flows            29,860,507     25,203,091     20,934,222

10% annual discount for
  estimated timing of cash flows     (11,556,087)   (11,653,259)    (9,333,784)
                                     ------------   ------------   ------------
Standardized measure of
  discounted future net cash flows  $ 18,304,420  $  13,549,832  $  11,600,438
                                    ============   ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2005         2004         2003

Changes:
Sale of oil and gas produced, net of
 production costs                       $ (2,045,017) $(1,799,796) $(1,257,140)
Net changes in prices and production
 costs                                     2,909,460      863,473      680,136
Purchase of minerals in place                357,263       81,867      126,430
Extensions and discoveries                       ---          ---          ---
Sales                                            ---          ---          ---
Revisions of previous quantity estimates  (1,971,036)    (139,031)     265,999
Accretion of discount                      1,354,983    1,160,044      784,485
Other                                      4,148,935    1,782,837    3,155,681
                                           ----------   ----------    ---------
    Net changes                            4,754,588    1,949,394    3,755,591

Beginning balance - standardized measure
 of discounted future net cash flows      13,549,832   11,600,438    7,844,847
                                          ----------   ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $ 18,304,420  $13,549,832  $11,600,438
                                          ==========   ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  Years ended December 31,
                                               2005         2004         2003

Unproven oil and gas properties
    (including wells in progress)        $   171,774  $   166,630  $   166,630

Proven oil and gas properties              4,951,154    4,132,921    4,063,987

Accumulated depletion and amortization    (2,173,175)  (1,963,081)  (1,699,955)
                                          ----------   ----------   ----------
Net capitalized costs                    $ 2,949,753  $ 2,336,470 $  2,530,662
                                          ==========   ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                              Years ended December 31,
                                               2005      2004       2003

Acquisition of properties - unproven    $    20,711       ---        ---
Acquisition of properties - proven          877,183   120,739    707,793
Exploration costs                           161,558       ---        ---
Development costs                               ---       ---        ---

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

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Texas Vanguard Oil Companys annual financial statements included in the 10K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2005 and 2004 totaled $27,200 and $17,500, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2005 and 2004 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2005, and notes to financial statements are included in Item 8.

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

10.4   Note payable to Fort Worth National Bank dated April 27, 2005.

10.5   Note payable to First American Bank dated December 15, 2004.

10.6   Note payable to First American Bank dated December 15, 2004.

99.1   Certificate of Chief Executive Officer and Chief Financial Officer

99.2   Certification of Periodic Financial Reports

(b). Reports on Form 8-K

       None filed during the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief  Executive                 March 29, 2006
Officer and Principal Financial
and Accounting Officer
March 29, 2006

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 29, 2006
March 29, 2006


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

                                      2005 ANNUAL SHAREHOLDERS MEETING
                                      June 8, 2006, at 10:00 A.M.
                                      Holiday Inn Northwest
                                      8901 Business Park Drive
                                      Austin, Texas 78759

EXHIBITS:

                               EXHIBIT 10.4

COMMERCIAL REVOLVING OR DRAW NOTE:

Fort Worth National Bank ("Lender")
Austin Banking Center
8200 N. Mopac, Suite 130
Austin, Texas 78759

Texas Vanguard Oil Company ("Borrower")
PO Box 202650
Austin, Texas 78720

TERMS:
Interest Rate:         4.75%
Principal Amount:     $700,000.00
Funding Date:          April 27, 2005
Maturity Date:         April 27, 2006

For value received, I promise to Pay to you, or your order, at your address listed above the Principal sum of SEVEN-HUNDRED THOUSAND AND NO/100 DOLLARS, ($700,000.00).

XX Multiple Advance: The principal sum shown above is the maximum amount of principal I can borrow under this note

Conditions: As agreed upon by bank and borrower.

XX Open End Credit: You and I agree that I may borrow up to the maximum principal sum more than one time. This feature is subject to all other conditions and expires on April 27, 2006.

Interest: I agree to pay interest on the outstanding principal balance from 04/27/2005 at the rate of 4.750% per year until April 27, 2006.

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

XX Interest: I agree to pay accrued interest on demand, but if no demand is made then monthly beginning 05/27/2005

XX Principal: I agree to pay the principal on demand, but if no demand is made then on 04/27/2006.

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
Maturity Date:         February 15, 2007
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

The above sum and accrued interest shall be due and payable as follows:

(a) Interest shall be due and payable monthly as it accrues on the unpaid principal balance to the date of each installment, payment beginning January 15, 2005, and continuing on the 15th day of each month thereafter until and including January 15, 2007.

(b) On February 15, 2007, the remaining balance, including principal and interest, then remaining unpaid on this Note shall be due and payable.

This Note is a Revolving Line of Credit Promissory Note having a face amount of $3,000,000.00 but an initial commitment amount described in the Loan Agreement. The unpaid principal balance of this Note at any time shall be the total of all amounts loaned or advanced by the holder hereof less the amount of all payments or prepayments of principal made hereon by or for Maker. Maker may use all or any part of the credit provided for herein at any time before February 15, 2007, subject to the Borrowing Base limitation set out in the Loan Agreement. Maker may borrow, repay and reborrow hereunder and there is no limitation on the number of advances made hereunder so long as the total unpaid balance, at any time outstanding, does not exceed the lessor of (a) $3,000,000.00 or (b) the Borrowing Base as set out in the Loan Agreement.

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

March 29, 2006


By /s/ William G. Watson
------------------------
William G. Watson, President
(Principal Financial and Accounting Officer)


EXHIBIT 99.2:  CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Texas Vanguard Oil Company.

Date:  March 29, 2006            By/s/ William G. Watson
                                 --------------------------
                                 William G. Watson, President
                                (Principal Financial and Accounting Officer)