Form 10-Q
period 2006-03-31
TEXAS VANGUARD OIL CO
filed 2006-05-12
CIK 315261

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

    For the Quarter Ended March 31, 2006      Commission File No. 1-10437

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

         Class                                Outstanding at March 31, 2006
Common Stock, $.05 par value                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2006 and December 31, 2005              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2006 and 2005        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2006 and 2005        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     8



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2006         2005
Current assets:
    Cash and temporary investments                 $ 3,487,657    5,399,628
    Trade accounts receivable                          190,710      202,230
                                                     ---------   ----------
        Total current assets                         3,678,367    5,601,858
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           5,226,239    5,122,928
    Office furniture and vehicles                      208,953      208,953
                                                     ---------    ---------
                                                     5,435,192    5,331,881

    Less accumulated depreciation, depletion and
      amortization                                  (2,361,769)  (2,298,797)
                                                     ----------   ----------
        Total property and equipment                 3,073,423    3,033,084
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 6,752,790    8,635,942
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   239,884      480,042
     Taxes payable                                     283,796      109,782
     Asset retirement obligation, current portion       51,237       49,872
     Notes payable and current installments of
        long-term debt                                 774,788      407,510
                                                     ---------    ----------
          Total current liabilities                  1,349,705    1,047,206
                                                     ---------    ----------
Deferred tax liability                                 284,310      284,310
Asset retirement obligation, less current portion      134,752      132,458
Long-term debt, excluding current installments           5,138    2,757,022
                                                     ---------    ----------
Total liabilities                                    1,773,905    4,220,996
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            3,019,529    2,455,590
                                                     ---------    ----------
          Total stockholders' equity                 4,978,885    4,414,946
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 6,752,790    8,635,942
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2006        2005
 Revenue:
    Operating revenue                            $  1,878,240    1,440,377
    Other income                                       12,837       11,266
                                                    ---------    ---------
       Total revenue                                1,891,077    1,451,643
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    768,892      806,614
   Exploration cost                                    22,123          -0-
   Depreciation, depletion and amortization            99,856       78,862
   General and administrative                         125,152      122,178
   Abandonment of leaseholds                            1,250          -0-
   Interest                                            19,351       14,875
                                                    ---------    ---------
       Total costs and expenses                     1,036,624    1,022,529
                                                    ---------    ---------
         Earnings before
           federal income taxes                       854,453      429,114

 Federal income taxes:
   Federal income tax expense                         290,514      145,899
                                                    ---------    ---------
              Net earnings                       $    563,939      283,215
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earnings per share          $      .40           .20
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2006       2005

     Net cash provided by operating activities        $   614,080      438,396

     Cash flows from investing activities:
          Additions to oil and gas properties            (141,445)      (9,250)
                                                       ----------   -----------
     Net cash used in investing activities               (141,445)      (9,250)

     Cash flows from financing activities:
          Repayments of notes payable                  (2,384,606)  (2,904,519)
                                                       -----------  -----------
     Net cash used in financing activities             (2,384,606)  (2,904,519)

                                                       -----------  -----------
     Net change in cash and temporary investments      (1,911,971)  (2,475,373)

     Cash and temporary investments at
          beginning of period                           5,399,628    5,153,210
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 3,487,657    2,677,837
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2006

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

The Company periodically assesses the need for the impairment of oil and gas properties due to less than expected production history of specific wells, leases whose terms have expired, or for wells that were plugged and abandoned. If the assessment indicates impairment, the costs are charged to expense.

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

Note 4: Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black Scholes model and disclosing the impact on net income and earnings
(loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Statement is effective for the first annual report period beginning after June 15, 2005. The Company adopted FASB 123R for its financial statements for the quarter ended March 31, 2006 and the adoption of the provisions of this pronouncement had no material effect on its financial statements.

The Company has adopted FASB Staff Position FAS 19-1, Accounting for Suspended Well Costs. The Company has determined it is in compliance with the provisions of FASB Staff Position FAS 19-1.

In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized
Financial Assets. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No 140. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.
This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $437,863 (30%) for the three-month period ended March 31, 2006 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2006 as compared to 2005. Production costs decreased $37,722 (5%) for the three-month period ended March 31, 2006 from the prior year period.

General and administrative expenses for the three-month period ended March 31, 2006 increased $2,974 (2%) as compared to the prior year period. Interest expense increased approximately $4,476 (30%) for the three-month period ended March 31, 2006 from the comparable prior-year period due to increased interest rates. Depreciation, depletion, and amortization increased by $20,994 (27%) for the three-month period ended March 31, 2006, from the comparable prior-year period. Depreciation, depletion, and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold as well as the acquisition, discovery, or sale of producing properties.
For the three-month period ended March 31, 2006, the Company provided a provision of $1,250 for the impairment of oil and gas properties due to less than expected production history of specific wells, leases whose terms have expired, or for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2006, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2006 has decreased to 2.73 to 1 from 5.35 to 1 at December 31, 2005. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $614,080 for the three months ended March 31, 2006. Notes payable and long-term debt decreased by $2,384,606 for the three-month period ended March 31, 2006, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2006. The Company cannot predict how prices will vary during the remainder of 2006 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Date: May 9, 2006

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

May 9, 2006


By /s/ William G. Watson
------------------------
William G. Watson, President
Principal Financial and Accounting Officer


EXHIBIT 32.1:  CERTIFICATE OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  May 9, 2006             By/s/ William G. Watson
                                --------------------------
                                William G. Watson, President
                                Principal Financial and Accounting Officer