Form 10-Q
period 2006-06-30
TEXAS VANGUARD OIL CO
filed 2006-08-14
CIK 315261

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

For the Quarter Ended June 30, 2006              Commission File No. 1-10437

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

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate by check mark whether the Registrant is a shell company
 (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Outstanding at June 30, 2006
1,416,587 shares




                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2006 and December 31, 2005                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2006 and 2005          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2006 and 2005                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

    Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                           6

    Item 4 - Controls and Procedures                                 6

Part II. Other Information                                           7

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.


























                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2006         2005
     Current assets:
          Cash and temporary investments             $ 3,592,098    5,399,628
          Trade accounts receivable                      185,807      202,230
                                                       ---------    ---------
              Total current assets                     3,777,905    5,601,858
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   5,431,302    5,122,928
      Office furniture and vehicles                      208,953      208,953
                                                       ---------    ---------
                                                       5,640,255    5,331,881

     Less accumulated depreciation, depletion and
            amortization                              (2,495,976)  (2,298,797)
                                                       ---------    ---------
              Total property and equipment             3,144,279    3,033,084
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 6,923,184    8,635,942
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    169,340     480,042
      Taxes payable                                       220,703     109,782
      Asset retirement obligation, current portion         55,345      49,872
      Notes payable and current installments
        of long-term debt                                 547,067     407,510
                                                        ---------   ---------
           Total current liabilities                      992,455   1,047,206
                                                        ---------   ---------
   Deferred tax liability                                 284,310     284,310
   Asset retirement obligation, less current portion      134,303     132,458
   Long-term debt, excluding current installments           3,231   2,757,022

                                                        ---------   ---------
           Total Liabilities                            1,414,299   4,220,996

   Stockholders' equity:
      Common stock                                         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Retained earnings                                 3,549,529   2,455,590
                                                        ---------   ---------
            Total stockholders' equity                  5,508,885   4,414,946
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  6,923,184   8,635,942
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2006       2005        2006        2005

  Revenue:
   Operating revenue            $ 1,871,396   1,519,389   3,749,636   2,959,766
   Other income                      14,001      11,549      26,838      22,815
                                  ---------   ---------   ---------   ---------
     Total revenue                1,885,397   1,530,938   3,776,474   2,982,581
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  853,567     974,851   1,622,459   1,781,465
   Exploration cost                     -0-      93,394      22,123      93,394
   Depreciation, depletion
       and amortization              97,322      82,305     197,178     161,167
   General and
       administrative               118,297     111,712     243,449     233,890
   Abandonment of leaseholds            -0-       6,322       1,250       6,322
   Interest                          13,179      14,040      32,530      28,915
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,082,365   1,282,624   2,118,989   2,305,153
                                  ---------   ---------   ---------   ---------
      Earnings before
        federal income taxes        803,032     248,314   1,657,485     677,428
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Deferred federal income tax       273,031      84,427     563,545     230,326
                                  ---------    --------   ---------   ---------
      Net earnings              $   530,001     163,887   1,093,940     447,102
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .37         .12         .77         .32
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2006        2005

Net cash provided by operating activities        $ 1,116,327       462,322

Cash flows from investing activities:
    Additions to oil and gas properties             (309,623)     (456,765)
                                                  -----------   -----------
Net cash used in investing activities               (309,623)     (456,765)

Cash flows from financing activities:
     Borrowings on notes payable                         -0-       350,000
     Repayments of notes payable                  (2,614,234)   (3,009,058)
     Repurchase of common stock                          -0-            (1)
                                                  -----------   -----------
Net cash used in financing activities             (2,614,234)   (2,659,059)
                                                  -----------   -----------
Net change in cash and temporary investments      (1,807,530)   (2,653,502)

Cash and temporary investments at
    beginning of period                            5,399,628     5,153,210
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 3,592,098     2,499,708
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2006

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

Operating revenues increased by $532,007 (23%) and $789,870 (27%) for the three-month and six-month periods ended June 30, 2006 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2006 as compared to 2005. Production costs decreased by $121,284 (12%) and $159,006 (9%) for the three-month and six-month periods ended June 30, 2006 as compared to the prior year periods. Decreased production costs for the three-month and six-month periods ended June 30, 2006 are largely associated with a reduction of workover activity as compared to the prior year periods.

General and administrative expenses increased $6,585 (6%) and $9,559(4%) for the three-month and six-month periods ended June 30, 2006 as compared to the prior year periods. Interest expense decreased approximately $861 (6%) for the three-month period ended June 30, 2006,from the comparable 2005 period primarily due to lower average outstanding balances during the current year period. Interest expense increased $3,615 (13%) for the six-month period ended June 30, 2006 form the comparable 2005 period primarily as a result of higher interest rates. Depreciation, depletion and amortization increased by $36,011 (22%) for the six-month period ended June 30, 2006 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2006, the Company provided a provision of $-0- and $1,250 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.


LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2006, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2006 has decreased to 3.81 to 1 from 5.35 to 1 at December 31, 2005. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $1,116,327 for the six months ended June 30, 2006. Notes payable and long-term debt decreased by $2,614,234 for the six-month period ended June 30, 2006, by using cash on hand and cash generated from operations.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2006
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                 PART II.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2006 the security holders voted at the annual meeting for the election of the directors of the Company as well as the ratification of the Auditors for the fiscal year 2006.



Item 6. Exhibits


Exhibits:             31.1   Rule 13a-14(a)/15d-14(a) Certification
                      32.1   18 U.S.C.  1350 Certification



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




                                  TEXAS VANGUARD OIL COMPANY
                                  --------------------------
                                 (Registrant)




                                  /s/William G. Watson, President
                                  ------------------------------------
                                  William G. Watson, President and
                                  Principal Financial and Accounting Officer

Date: August 8, 2006



Exhibits:

EXHIBIT 31.1:

I, William G. Watson, President, Chief Executive Officer and Principal Financial Officer of Texas Vanguard Oil Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Vanguard Oil Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)and 15d-15(f)) for the registrant and have:

	a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 8, 2006


By /s/ William G. Watson
------------------------
William G. Watson, President
Chief Executive Officer and Principal Financial Officer


EXHIBIT 32.1:

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  August 8, 2006

By/s/ William G. Watson
--------------------------
William G. Watson, President,
Chief Executive Officer and Principal Financial Officer