Form 10-Q
period 2006-09-30
TEXAS VANGUARD OIL CO
filed 2006-11-14
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2006      Commission File No. 1-10437

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


Outstanding at September 30, 2006
1,416,587 shares

                                     1

                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2006 and December 31, 2005           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2006 and 2005                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2006 and 2005      4

         Notes to the Condensed Financial Statements           5 - 6

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

  Item 3 - Quantitative and Qualitative Disclosures
            about Market Risk                                  6

  Item 4 - Controls and Procedures                             7

Part II. Other Information                                     7

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2006            2005

Current assets:
   Cash and cash equivalents              $ 3,540,733       5,399,628
   Trade accounts receivable                  192,434         202,230
                                            ---------       ---------
       Total current assets                 3,733,167       5,601,858
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           5,668,282       5,122,928
   Office furniture and vehicles              230,352         208,953
                                            ---------       ---------
                                            5,898,634       5,331,881
   Less accumulated depreciation,
     depletion and amortization            (2,512,701)     (2,298,797)
                                           -----------      ----------
       Total property and equipment         3,385,933       3,033,084
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 7,120,100       8,635,942
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $   190,607         480,042
   Taxes payable                              225,129         109,782
   Asset retirement obligation,
     current portion                           56,289          49,872
   Notes payable and current installments
     of long-term debt                        319,346         407,510
                                            -----------     ----------
       Total current liabilities              791,371       1,047,206
                                            -----------     ----------
Deferred tax liabilities                      284,310         284,310
Asset retirement obligation, less
   current portion                            137,406         132,458
Long-term debt, excluding
   current installments                         1,301       2,757,022
                                           -----------     ----------
       Total liabilities                    1,214,388       4,220,996
Stockholders' equity:
   Common stock                                70,828          70,828
   Additional paid-in capital               1,888,528       1,888,528
   Retained earnings                        3,946,356       2,455,590
                                          -----------      ----------
       Total stockholders' equity           5,905,712       4,414,946
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 7,120,100       8,635,942
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2006       2005           2006       2005

Revenue:
  Operating revenue    $  1,852,214  1,797,438     5,601,850  4,757,204
  Other income               21,150     12,590        47,988     35,405
                          ---------  ---------     ---------  ---------
     Total revenue        1,873,364  1,810,028     5,649,838  4,792,609
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           962,479  1,001,421     2,584,938  2,782,886
  Exploration cost            2,736     34,681        24,859    128,075
  Depreciation, depletion
    and amortization         97,880     45,159       295,058    206,326
  General and
    administrative          189,249    106,061       432,698    339,951
  Abandonment/Impairment
    of leaseholds            11,284        -0-        12,534      6,322
  Interest                    8,484     18,021        41,014     46,936
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,272,112  1,205,343     3,391,101  3,510,496
                          ---------  ----------    ---------  ----------
  Earnings (loss) before
   federal income taxes     601,252    604,685     2,258,737  1,282,113
                          ---------   ---------    ---------   ---------
Federal income taxes:
  Federal income tax
     expense (benefit)      204,426    205,593       767,971    435,918
                          ---------   ---------    ---------   ---------
       Net earnings     $   396,826    399,092     1,490,766    846,195
                          =========   =========    =========   =========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587   1,416,587
                          =========   =========    =========   =========
Basic and diluted
 earnings(loss) per share    .28         .28         1.05         .60
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)


                                                Nine months ended
                                                   September 30,
                                                  2006         2005

Net cash provided by operating activities  $  1,646,698      995,021

Cash flows from investing activities:
  Additions to oil and gas properties          (589,214)    (799,214)
  Purchase of equipment                         (72,495)         -0-
                                              ----------   ----------
Net cash used in investing activities          (661,709)    (799,214)

Cash flows from financing activities:
  Borrowings on notes payable                       -0-      615,000
  Repayments of notes payable                (2,843,885)  (3,163,621)
  Repurchase of common stock                        -0-           (1)
                                             -----------  -----------
Net cash used in financing activities        (2,843,885)  (2,548,622)
                                             -----------  -----------
Net change in cash
  and cash equivalents                       (1,858,896)  (2,352,815)

Cash and temporary investments at
  beginning of period                         5,399,629    5,153,210
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  3,540,733    2,800,395
                                              =========    =========

See accompanying notes to condensed financial statements.



                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2006

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

                                       5

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principle (GAAP), and expands disclosure about fair value measurements. Statement No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Statement No. 158 becomes effective as of the end of the fiscal year ending after December 15, 2006. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

Operating revenues increased by $54,776 (3%) and $844,646 (18%) for the three-month and nine-month periods ended September 30, 2006 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2006 as compared to 2005. Production costs decreased $38,942 (4%) and $197,948(7%) for the three-month and nine-month periods ended September 30, 2006 from the comparable prior year periods. Decreased production costs for the three-month and nine-month periods ended September 30, 2006 are largely associated with a reduction of workover activity as compared to the prior year periods.

General and administrative expenses for the three-month and nine-month period ended September 30, 2006 increased $83,188 (78%) and $92,747 (27%) as compared to the prior year periods. Interest expense decreased approximately $9,537 (53%) and $5,922 (13%) for the three-month and nine-month periods ended September 30, 2006 from the comparable 2005 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization increased by $88,732 (43%) for the nine-month period ended September 30, 2006 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2006, the Company provided a provision of $11,284 and $12,534 for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2006, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2006, has decreased to 4.72 to 1 from 5.35 to 1 at December 31, 2005. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $1,646,698 for the nine months ended
September 30, 2006. Notes payable and long-term debt decreased by $2,843,885 for the nine-month period ended September 30, 2006, by using cash on hand and cash generated from operations.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2006, (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.
                                       6


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2006.

Item 6.  Exhibits

Exhibits:              31.1  Rule 13a-14(a)/15d-14(a) Certification


                       32.1  18 U.S.C. Section 1350 Certification



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

Date: November 8, 2006


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


November 8, 2006


By /s/ William G. Watson
------------------------
William G. Watson, President
Chief Executive Officer and Principal Financial Officer


EXHIBIT 32.1:

In connection with the quarterly report of Texas Vanguard oil Company, (the "Company") on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Watson, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.


Date:  November 8, 2006

By/s/ William G. Watson
--------------------------
William G. Watson, President,
Chief Executive Officer and Principal Financial Officer