Form 10KSB
period 2006-12-31
TEXAS VANGUARD OIL CO
filed 2007-03-30
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-KSB
               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006      Commission File No. 000-24778


                     TEXAS VANGUARD OIL COMPANY
       (Name of small business issuer in its charter)

          Texas                                          74-2075344
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                  9811 Anderson Mill Rd., Suite 202
                         Austin, Texas 78750
            (Address of Principal Executive Offices)

           Issuers telephone number (512)331-6781

   Securities Registered Under Section 12(b) of the Exchange Act:
                               None

   Securities registered under Section 12(g) of the Exchange Act:
                               None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

The issuers revenues for the fiscal year ended December 31, 2006 were $7,210,171.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on March 1, 2007, was $2,546,211, based on that days average bid and asked price on the Over-the-Counter Bulletin Board.

The number of shares of the registrants common stock as of March 1, 2007, was 1,416,587.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrants definitive proxy statement regarding the election of directors at the registrants 2006 Annual Stockholders Meeting filed or to be filed with the Commission on or before April 30, 2007, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from Duke Energy (25% in 2006 and 27% in 2005) and Plains Marketing (50% in 2006 and 49% in 2005).
The Company does not believe that the loss of a major purchaser would have a materially adverse effect on the Company because oil production can be sold to other oil purchasers at a comparable price. Oil sales are made under a written contract generally not more than one year in length.
The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2006, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies that have oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company for these facilities. The rent for these facilities is $2,100 per month.

Well Activity

   During 2006, the Company participated in the drilling of four wells. Two wells were completed as oil producers, one as a gas producer and one was plugged and abandoned. The Company also acquired interest in four producing wells. Two wells are oil producers and two are gas producers. In addition, the Company acquired additional interest in 39 well which we operate.
All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2005 and 2006.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2005            10      6.73             16        3.55       ---       ---
2006            39      2.54              7        0.42        1        0.1

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.

(4) In 2006, the Company participated in the drilling of four new wells. Two were completed as oil wells, one as a gas well and one was plugged.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past two years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas. As of December 31,2006, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2006, the Company has pledged its interest in certain
properties  and  well  equipment  against bank notes payable.   None of the
individual properties  are significant.

Productive Wells and Acreage

   The following table sets forth by Texas, Wyoming, Oklahoma, New Mexico and Nebraska counties the Company's gross and net productive wells and developed acreage as of December 31, 2006.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      85    65.38      46       39.16       3,208.46       2,644.71
Bee             ---      ---      18        1.55         725.70          62.52
Burleson          2     1.41     ---         ---         320.00         190.97
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)        12    11.00       1         .02         160.00         109.98
Crockett        ---      ---       2        2.00         160.00         160.00
DeWitt (b)      ---      ---       2         .16         160.00          12.43
Eastland (b)    ---      ---       4         .09         122.00           1.30
Eddy (c)          1      .13       1         .02         360.00          12.03
Fayette (b)      14    12.21       1         .63       1,848.48       1,608.35
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         652.85         652.85
Hemphill        ---      ---       1         .13         700.00          87.50
Hidalgo         ---      ---       3         .34         457.86          23.39
Kent (b)         27      .67     ---         ---       1,411.65          29.49
Kimball (d)       1      .05     ---         ---          40.00           2.00
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         112    92.30       5        4.52       2,953.40       2,183.58
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            3     2.82     ---         ---         240.19         225.74
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Victoria        ---      ---       1         .05          80.00           4.00
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21     ---         ---       1,032.92         103.29
Weston (e)        3      .94     ---         ---         120.00          37.42
Wilson            1      .95     ---         ---          80.00          76.00
Woodward (f)      1      .01     ---         ---         640.00           3.32
             ------   -------  -----       -----       --------       --------
                275   189.44      89       49.38      17,120.42       8,359.04

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

Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 7. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2006 and 2005.


                                             2006       2005
  Oil:
     Production volume (barrels)            60,763     64,011
     Average sales price per barrel         $64.77     $53.47
  Gas:
     Production volume (MCF)               385,798    385,157
     Average sales price per MCF            $ 6.94     $ 6.72

  Average production costs per
     equivalent barrel                      $28.07     $31.31

   The worldwide crude oil prices of 2006 continue to fluctuate in 2007. The Company cannot predict how prices will vary during 2007 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE


   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2006.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,326.18            1,835.01
          Colorado              115.70              105.70
          Crane                 593.64              563.57
          Crosby              1,118.77              559.38
          DeWitt                308.00                4.43
          Eastland              199.30                2.37
          Eddy (a)              480.00               65.00
          Fayette               497.10              369.74
          Garza               2,771.10              548.51
          Kent                3,377.89            1,201.53
          Kimble                869.60               86.96
          Lea (a)             2,029.60              440.52
          Lee                 1,930.11            1,611.46
          Midland               133.33                2.78
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             18,103.83            8,091.74
                             =========            ========

Of the 8,091.74 net undeveloped acres under lease, 7,821.98 net acres are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2006.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2006

        First Quarter               8.85               6.00
        Second Quarter              8.95               7.00
        Third Quarter               9.50               7.00
        Fourth Quarter              8.75               6.60

      Fiscal 2005

        First Quarter               4.65               3.25
        Second Quarter              8.75               3.75
        Third Quarter               8.14               5.00
        Fourth Quarter              7.30               5.10


   At December 31, 2006, the approximate number of holders of record of the Company's common stock was 461. The Company has not paid any dividends and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2006 cash decreased by $2,192,022 while cash increased for the year ended December 31, 2005 by $246,418.
The cash flow from operating activities in 2006 was approximately $1,623,377, an increase of $9,778 from 2005. The cash flow from operating activities in 2005 was approximately $1,613,599, an increase of $638,395 from 2004. The significant use of cash, other than for operating expenses, has been investments in oil and gas properties and the reduction of debt. Investments in oil and gas properties were $735,351 and $897,894, in 2006 and 2005, respectively. As of December 31, 2006, the Company had a cash balance of $3,207,606, and notes payable of $156,979 as compared to the December 31, 2005, cash balance of $5,399,628, and notes payable of $3,164,532.

During the last two years, the Company's investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks. The Company sells selected properties when it is more economical to sell rather than produce them.

Working capital at December 31, 2006 decreased to 5.22 to 1 from 5.35 to 1 at December 31, 2005. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Company's liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2007 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2007 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2007 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2006.

   As of December 31, 2006, the Company had a $3,000,000 line of credit secured by producing oil and gas properties and well equipment owned by the Company. The line credit matured in February 2007 and the Company is in the process of renewing this line of credit. The Company also maintains a $1,000,000 line of credit secured by a certificate of deposit. The line of credit matures on April 27, 2007 (see note 2 of notes to financial statements for further explanation).

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

ANALYSIS OF RESULTS OF OPERATIONS

  From 2004 to 2005 oil and gas sales revenue increased by 24%, and from 2005 to 2006 oil and gas sales revenue increased by 8%.
In 2005, oil production volume decreased by 5% at the same time as the average price per barrel increased by 39% to $53.47. Also, in 2005, the gas production volume decreased by 7% at the same time as the average price increased by 33% to $6.72 per MCF. In 2006, oil production volume decreased by 5% at the same time as the average price per barrel increased by 21% to $64.77. Also, in 2006, the gas production volume increased by .2% while the average price per MCF increased by 3% to $6.94. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses decreased in 2006 by 13% while production expenses increased in 2005 by 24%. The decreased production costs for 2006 is primarily a result of a reduction in workover activity while the increased production expenses for 2005 were largely associated with workover activities and an increase in overall field expenses.

  Exploration costs in 2006 were $511,008 as compared to $161,558 in 2005. At year end 2005, the Company was participating in the drilling of three wells. In 2006, these wells were finished, one as an oil producer, one as a gas producer and one as a dry hole. The Company drilled and completed one additional well in 2006 as an oil producer.

  Interest expense decreased by 30% in 2006 over 2005 due to lower average outstanding balances and increased by 20%in 2005 over 2004 due to higher average outstanding balances as well as increased interest rates.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion increased 50% in 2006 as compared to a 14% decrease in depletion in 2005.

   Total general and administrative expenses increased $43,996 and $37,787 in 2006 and 2005, respectively.

   In 2006 and 2005, the Company recognized approximately $16,663 and $21,889, respectively, for the impairment of value of oil and gas properties due to less than expected production history of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2006 are as follows:

Contractual Obligations:         2007   Thereafter    Total

          Debt Obligations   $ 156,979     ---      $156,979
                               =======  =========   ========



FORWARD-LOOKING STATEMENTS

This annual report contains various forward-looking statements within the meaning of the Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in the Form 10-KSB that address activities, events or developments of the Company are forward-looking statements and represent managements expectations or beliefs concerning future events, and may be signified by the words expect, estimate, believe, anticipate, predict or other similar expressions. Forward-looking statements appear throughout this Form 10-KSB with respect to, among other things: estimates of future oil and gas production; estimates of future oil and gas prices; estimates of oil and gas reserves; future drilling and operations; future capital expenditures; future net cash flows; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2006 and 2005, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


Sprouse & Anderson, L.L.P.
Austin, Texas

March 23, 2007



                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2006 and 2005

                                    ASSETS
                                                          2006          2005
Current assets:
    Cash (including certificates of deposit of
       $1,250,000, pledged, in 2006 and $700,000
       in 2005, respectively)                       $  3,207,606  $ 5,399,628
    Trade accounts receivable, net of allowance
       for doubtful accounts of $0 and $0 in
       2006 and 2005, respectively                       209,973      202,230
     Prepaid federal income tax                          145,000          ---
                                                       ----------   ---------
            Total current assets                       3,562,579    5,601,858
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               5,639,767    4,951,154
       Unproven properties                               170,524      171,774
Office furniture and equipment, partially pledged        230,353      208,953
                                                       ---------    ---------
                                                       6,040,644    5,331,881
Less accumulated depreciation, depletion and
    amortization                                      (2,596,075)  (2,298,797)
                                                       ---------    ---------
                                                       3,444,569    3,033,084
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  7,008,148  $ 8,635,942
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    359,784  $   480,042
    Taxes payable                                         90,000      109,782
    Asset retirement obligation, current portion          76,291       49,872
    Notes payable and current installments of
       long-term debt                                    156,979      407,510
                                                       ---------    ---------
            Total current liabilities                    683,054    1,047,206
                                                       ---------    ---------
Deferred federal income tax liability                    329,329      284,310
Asset retirement obligation, less current portion        139,576      132,458
Long-term debt, excluding current installments               ---    2,757,022
                                                       ---------    ---------
            Total Liabilities                          1,151,959    4,220,996

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,416,587 issued and
    outstanding in 2006 and 2005, respectively            70,828       70,828
    Additional paid-in capital                         1,888,528    1,888,528
    Retained earnings                                  3,896,833    2,455,590
                                                       ---------    ---------
            Total stockholders' equity                 5,856,189    4,414,946
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,008,148  $ 8,635,942
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2006 and 2005

                                            2006        2005

Revenues:
    Oil and gas sales                $  6,736,232 $ 6,220,984
    Well operation fees                   129,049     130,670
    Other, net                            275,606     188,305
    Interest income                        69,284      47,417
                                        ---------   ---------
       Total revenues                   7,210,171   6,587,376
                                        ---------   ---------
Expenses:
  Production cost                       3,509,935   4,014,409
  Exploration                             511,008     161,558
  Depreciation, depletion
    and amortization                      378,432     251,520
  Interest expense                         44,994      64,531
  General and administrative              565,437     521,471
  Impairment in value of
    oil and gas property                   16,663      21,889
                                        ---------   ---------
       Total expenses                   5,026,469   5,035,378
                                        ---------   ---------
  Earnings before income tax            2,183,702   1,551,998

Income Taxes:
  Provision for federal income tax        742,459     527,679
                                         --------   ---------

Net earnings                          $ 1,441,243 $ 1,024,319
                                        =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587
                                        =========   =========

Basic and diluted earnings
    per share                         $   1.02    $   .72
                                        =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2006 and 2005

                                                                        Total
                               Common Stock     Additional   Retained   Stock-
                             Shares     Amount    Paid-In    (Deficit) holders
                                                  Capital    Earnings   equity


Balances at Dec. 31, 2004   1,416,587 $ 70,829  $1,888,530 $1,431,271 $3,390,630

 Repurchase and
 cancellation of common
 stock fractional shares            0       (1)         (2)      ---         (3)

   Net earnings                   ---      ---         ---  1,024,319 $1,024,319
                            ---------  -------   ---------   --------  ---------

Balances at Dec.31, 2005   1,416,587 $ 70,828  $1,888,528  $2,455,590 $4,414,946

   Net earnings                   ---      ---         ---  1,441,243  1,441,243
                            --------- --------   ---------  --------- ---------
Balances at Dec.31, 2006   1,416,587 $70,828  $1,888,528  $3,896,833 $5,856,189
                           ========= ========= ==========  ========== ==========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2006 and 2005

                                               2006         2005

Cash flows from operating activities:
 Net earnings                            $ 1,441,243  $ 1,024,319
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       378,432      251,520
    Loss on sale of equipment                  1,267          ---
    Impairment in value of oil and
      gas property                            16,663       21,889
  Changes in assets and liabilities:
    (Increase) decrease in receivables        (7,743)       1,160
    Increase (decrease) in payables
       and accrued expenses                 (106,504)     281,650
    (Increase) in prepaid taxes             (145,000)         ---
    Increase in deferred federal
       income tax                             45,019       33,061
                                           ---------    ---------
Net cash provided by
  operating activities                     1,623,377    1,613,599
                                           ---------    ---------
Cash flows from investing activities:
Additions to oil and gas properties         (735,351)    (897,894)
Purchases of equipment                       (72,495)      (1,080)
                                            ---------    ---------
   Net cash used in investing activities    (807,846)    (898,974)
                                            ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable                     ---    2,850,000
 Repayments of notes payable              (3,007,553)  (3,318,204)
 Repurchase of common stock                      ---           (3)
                                           ---------    ---------
   Net cash used in
     financing activities                 (3,007,553)    (468,207)
                                           ---------    ---------
   Net increase (decrease) in cash        (2,192,022)     246,418

   Cash and cash equivalents at
     beginning of year                     5,399,628    5,153,210
                                           ---------     --------
   Cash and cash equivalents at
     end of year                         $ 3,207,606  $ 5,399,628
                                          ==========   ==========
Supplemental disclosure of
  cash flow information:
   Interest paid                         $    44,994  $    64,531
                                          ==========   ==========

   Cash paid for income taxes            $   956,264  $   531,417
                                          ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2006 and 2005


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

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

The Company performs a periodic review for impairment of proved properties. The Company determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense. Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations.

Impairment of unproved properties is assessed periodically and any impairment in value is currently charged to expense. Loss is recognized to the extent that such impairment is indicated. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $16,663 and $21,889 were recorded in 2006 and 2005, respectively.


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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2006 and two purchasers in 2005 as follows: 2006 - 50%, 25% and 2005 - 49%, 27%. The
Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, cash in banks exceeded FDIC limits. The Company has not experienced any losses on deposits.

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

(2) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                             2006          2005


Note payable to bank secured by oil and gas properties.
  The original amount of the note was $622,514.
  Interest accrues at .5% above the prime rate,
  with monthly payments of $25,938.08 plus accrued
  interest. The note matured December 15, 2006.      $       ---  $   250,208

Line of credit with a bank in the amount of
  $3,000,000. Interest payable monthly at prime
  rate plus .5%, secured by oil and gas properties.
  The Company has issued a letter of credit in the
  amount of $250,000 to a third party which is
  secured by the line of credit. In 2006, the
  $250,000 letter of credit is secured by a
  $250,000 certificate of deposit. The line of
  credit matured on February 15, 2007 and is
  currently being renegotiated.                               ---    2,750,000

 Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 6.00%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matures on April 27, 2007.           150,000          ---

Line of credit with a bank in the amount of
  $700,000. Interest payable monthly at 4.75%,
  secured by $700,000 in certificates of deposit.
  The line of credit matured on April 27, 2006.              ---       150,000

Note payable with a bank secured by a vehicle.
  The original value of the note was $28,415.
  Interest accrues at 4.6%.  The note matures
  on November 16, 2007.                                    6,979        14,324

                                                        ---------    ---------
    Total debt                                            156,979    3,164,532
Less current installments                                (156,979)    (407,510)
                                                        ---------    ---------
Long-term debt, excluding current installments       $        ---  $ 2,757,022
                                                        =========    =========


As of December 31, 2006, the Company has no long term debt.

The note payable with a $250,208 balance as of December 31, 2005 had a restrictive covenant, among others, that required the Company to maintain a cash flow to debt service ratio of not less than 1.25 to 1.00. The bank approved a variance of this covenant for the second quarter of 2005. The Company was not in violation of the aforementioned, or other, restrictive covenants for any other quarters in 2005 or 2006. The note payable was paid in full as of December 31, 2006, as per the terms of the note agreement.


(3) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $230,400 and $228,000 as compensation for performance of those services during the years ended December 31, 2006 and 2005, respectively. Effective January 1, 2007, the agreement was continued with terms of $19,500 per month through December 31, 2007.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $24,600 and $24,000 for the years ended December 31, 2006 and 2005, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2006 and 2005 these individuals received $64,769 and $58,111, respectively.

During the years ended December 31, 2006 and 2005, a Director of the Company received $67,200 and $66,000, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(4) Federal Income Taxes

The federal income tax expense for 2006 and 2005 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2006 and 2005 consists of:

                                                2006        2005

Current tax expense                         $ 697,440   $ 494,618
Deferred tax expense (benefit)                 45,019      33,061
                                            _________   _________
                                            $ 742,459   $ 527,679
                                            =========   =========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 is presented below:

                                                             2006       2005

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                    $ (329,329)  $ (284,310)
                                                        ---------   ----------
   Total deferred tax liability                       $ (329,329)  $ (284,310)
                                                        =========   ==========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2006 and 2005, which may be carried forward and used to reduce taxable income in future years.

(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2006 and 2005.

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


           					               2006 	  2005
      Asset retirement obligation
        Beginning of year	                 $ 182,330  $ 197,860
        Liabilities incurred during the period    15,412     27,751
        Settlements                                  ---        ---
        Accretion expense		              11,349     11,349
        Revisions in estimated cash flow           6,776    (54,630)
                                                 -------    --------
	Asset retirement obligation
	  End of year                            $ 215,867  $ 182,330
                                                 =======    =======



INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION

The Board of Directors
Texas Vanguard Oil Company:

Our report on our audit of the basic financial statements of Texas Vanguard Oil Company for 2006 appears on page 9. The audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental information presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the required supplementary information. However, we did not audit the information and express no opinion on it.


Sprouse & Anderson, L.L.P.
March 23, 2007


                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2006 and 2005
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2006 and management of the Company in 2005. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Companys oil and gas reserves are located in the United States.

                             2006                   2005
                        Oil        Gas         Oil         Gas
                       BBLS        MCF        BBLS         MCF

Proved developed
reserves:
Beginning of year    649,058    3,454,898    934,364     5,975,427
Revisions of
 previous
estimate             (10,042)    (321,273)  (257,672)   (2,572,908)
Extensions
 and Discoveries      23,718       64,640        ---           ---
Purchase of
 minerals in place     3,068      178,380     36,377       437,536
Sale of minerals         ---          ---        ---           ---
Production           (60,763)    (385,798)   (64,011)     (385,157)
                   ---------    ---------    --------     ---------
End of year          605,039    3,633,393    649,058     3,454,898
                   =========    =========    ========    =========
Proved developed
   reserves:
Beginning of year    649,058    3,454,898    934,364     5,975,427
End of year          605,039    3,633,393    649,058     3,454,898

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved oil and gas reserves in which the enterprise has mineral interests. The Company cannot predict price fluctuations, which may occur in the future. Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards.

                                             December 31,
                                         2006           2005

Future cash inflows                 $ 55,634,890  $  70,247,211
Future production
  and development costs              (26,221,670)   (27,585,510)
Future income tax expenses            (8,278,552)   (12,801,194)
                                     ------------   ------------
     Future net cash flows            21,134,668     29,860,507

10% annual discount for
  estimated timing of cash flows      (8,087,491)   (11,556,087)
                                     ------------   ------------
Standardized measure of
  discounted future net cash flows  $ 13,047,177  $  18,304,420
                                    ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2006         2005
Changes:
Sale of oil and gas produced, net of
 production costs                       $ (2,715,289) $(2,045,017)
Net changes in prices and production
 costs                                    (1,146,031)   2,909,460
Purchase of minerals in place                 57,445      357,263
Extensions and discoveries                    85,184          ---
Sales                                            ---          ---
Revisions of previous quantity estimates     245,546   (1,971,036)
Accretion of discount                      1,830,442    1,354,983
Other                                     (3,614,540)   4,148,935
                                           ----------   ----------
    Net changes                           (5,257,243)   4,754,588

Beginning balance - standardized measure
 of discounted future net cash flows      18,304,420   13,549,832
                                          ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $ 13,047,177  $18,304,420
                                          ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            Years ended December 31,
                                               2006         2005

Unproven oil and gas properties
    (including wells in progress)        $   170,524  $   171,774

Proven oil and gas properties              5,639,767    4,951,154

Accumulated depletion and amortization    (2,490,010)  (2,173,175)
                                          ----------   ----------
   Net capitalized costs                 $ 3,320,281  $ 2,949,753
                                          ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                         Years ended December 31,
                                               2006       2005

Acquisition of properties - unproven    $       ---   $  20,711
Acquisition of properties - proven          735,351     877,183
Exploration costs                           511,008     161,558
Development costs                               ---         ---

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

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

Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the Company financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Items 9, 10, 11 and 12 constituting Part III of Form 10-KSB have been omitted from this annual report pursuant to the provisions of Instruction G(3) to Form 10-KSB, as the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2006 and 2005 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2006, and notes to financial statements are included in Item 7.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3). Exhibits

Number    Description of Document

3* Copies of Articles of Incorporation and Bylaws - Incorporated by reference to Exhibits 4a and 4b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

3.1* Articles of Amendment to authorize capitalization of common stock, previously filed as exhibits to Form 8-K dated May 27, 1983.

3.2* Certificate of Amendment dated February 20, 1990 of Articles of Incorporation and Articles of Amendment dated February 16, 1990 to the Articles of Incorporation. Filed as Exhibit to 1989 Form 10-K.

10.1 Management contract between Texas Vanguard Oil Company and Robert Watson Inc. dated January 1, 2006.

31.1   Rule 13a-14(a)/15d-14(a) Certification

32.1   18 U.S.C. Section 1350 Certification

* Incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2006 and 2005 totaled $25,000 and $27,200, respectively. Sprouse & Anderson, L.L.P. did not provide tax services for the fiscal years ended December 31, 2006 and 2005.

It is the audit committees policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2006 and 2005 were pre-approved by the audit committee.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief  Executive                 March 28, 2007
Officer and Principal Financial
and Accounting Officer
March 28, 2007

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 28, 2007
March 28, 2007


THIS PAGE IS NOT PART OF OUR ANNUAL REPORT ON FORM 10-KSB.


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Linda R. Watson                       CORPORATE OFFICE
Chairman of the Board                 9811 Anderson Mill Road, Suite 202
and Director                          Austin, Texas 78750

William G. Watson
President, Chief Executive            INDEPENDENT ACCOUNTANTS
Officer and Director                  Sprouse & Anderson, L.L.P.
                                      Austin, Texas
Teresa Nuckols
Secretary                             TRANSFER AGENT
                                      Coputershare Trust Company, Inc.
Robert L. Patterson                   P.O. Box 1596
Director                              Denver, Colorado 80228

                                      COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC.OB

                                      CORPORATE GOVERNANCE
                                      The Company has adopted a Code of Ethics for its executive officers, directors and employees which is available upon request, free of charge from:
                                      Investor Relations
                                      9811 Anderson Mill Road, Suite 202
                                      Austin, Texas 78750