Form 10QSB
period 2007-03-31
TEXAS VANGUARD OIL CO
filed 2007-05-14
CIK 315261

---------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended March 31, 2007      Commission File No. 000-24778

                             TEXAS VANGUARD OIL COMPANY
                     (Name of small business in its charter)

          Texas                                         74-2075344
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                  9811 Anderson Mill Rd., Suite 202
                    Austin, Texas 78750
             (Address of Principal Executive Offices)

             Issuers telephone number (512) 331-6781

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ or No [X]

Transitional Small Business Disclosure Format (Check one): Yes ___ No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Outstanding at March 31, 2007
                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2007 and December 31, 2006              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2007 and 2006        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2007 and 2006        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 5-6

    Item 3 - Controls and Procedures                               6

    Part II. Other Information                                     6-7

    Signatures                                                     7



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2007         2006
Current assets:
    Cash and temporary investments                 $ 3,647,078    3,207,606
    Trade accounts receivable                          202,278      209,973
    Prepaid federal income tax                             ---      145,000
                                                     ---------   ----------
        Total current assets                         3,849,356    3,562,579
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           6,156,427    5,810,291
    Office furniture and vehicles                      230,353      230,353
                                                     ---------    ---------
                                                     6,386,780    6,040,644

    Less accumulated depreciation, depletion and
      amortization                                  (2,679,064)  (2,596,075)
                                                     ----------   ----------
        Total property and equipment                 3,707,716    3,444,569
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 7,558,072    7,008,148
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   326,435      359,784
     Taxes payable                                     199,582       90,000
     Asset retirement obligation, current portion       84,968       76,291
     Notes payable                                     155,090      156,979
                                                     ---------    ----------
          Total current liabilities                    766,075      683,054
                                                     ---------    ----------
Deferred tax liability                                 329,329      329,329
Asset retirement obligation, less current portion      135,233      139,576
                                                     ---------    ----------
Total liabilities                                    1,230,637    1,151,959
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            4,368,079    3,896,833
                                                     ---------    ----------
          Total stockholders' equity                 6,327,435    5,856,189
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 7,558,072    7,008,148
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2007        2006
 Revenue:
    Operating revenue                            $  1,739,718    1,878,240
    Other income                                       21,980       12,837
                                                    ---------    ---------
       Total revenue                                1,761,698    1,891,077
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    819,781      768,892
   Exploration cost                                       ---       22,123
   Depreciation, depletion and amortization            82,989       99,856
   General and administrative                         130,805      125,152
   Abandonment of leaseholds                              ---        1,250
   Interest                                             2,294       19,351
                                                    ---------    ---------
       Total costs and expenses                     1,035,869    1,036,624
                                                    ---------    ---------
         Earnings before taxes                        725,829      854,453

 Federal and state taxes:
   Federal income tax expense                         242,582      290,514
   State tax expense                                   12,000          ---
                                                    ---------    ---------
              Net earnings                       $    471,247      563,939
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earnings per share          $      .33           .40
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2007       2006

     Net cash provided by operating activities        $   787,497      614,080

     Cash flows from investing activities:
          Additions to oil and gas properties            (346,136)    (141,445)
                                                       ----------   -----------
     Net cash used in investing activities               (346,136)    (141,445)

     Cash flows from financing activities:
          Repayments of notes payable                      (1,889)  (2,384,606)
                                                       -----------  -----------
     Net cash used in financing activities                 (1,889)  (2,384,606)

                                                       -----------  -----------
     Net change in cash and temporary investments         439,472   (1,911,971)

     Cash and temporary investments at
          beginning of period                           3,207,606    5,399,628
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 3,647,078    3,487,657
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2007

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

The Company periodically assesses the need for the impairment of oil and gas properties due to less than expected production performance of specific wells, leases whose terms have expired, or for wells that were plugged and abandoned. If the assessment indicates impairment, the costs are charged to expense. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense. Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations.

Impairment of unproved properties is assessed periodically and any impairment in value is currently charged to expense. Loss in recognized to the extent that such impairment is indicated. When an entire interest in an unproved property is sold, gain or loss in recognized, taking into consideration any recorded impairment.

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

Note 4: Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years that begin after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement
No. 157, Fair Value Measurements. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material effect on its financial statements.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $138,522 (7%) for the three-month period ended March 31, 2007 from the comparable prior-year period primarily as a result of lower oil and gas prices in 2007 as compared to 2006. Production costs increased $50,889 (7%) for the three-month period ended March 31, 2007 from the prior year period. Increased production costs for the three-month period ended March 31, 2007 are largely associated with an increase in workover activity as compared to the prior-year period.

General and administrative expenses for the three-month period ended
March 31, 2007 increased $5,653 (5%) as compared to the prior year period. Interest expense decreased approximately $17,057 (88%) for the three-month period ended March 31, 2007 from the comparable prior-year period primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $16,867 (17%) for the three-month period ended March 31, 2007 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period
because of   changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2007, the Company did not impair any oil and gas properties due to less than expected production performance of specific wells, leases whose terms have expired, or for wells that were plugged and abandoned.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2007, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2007 has decreased to 5.02 to 1 from 5.22 to 1 at December 31, 2006. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $787,497 for the three months ended March 31, 2007. Notes payable decreased by $1,889 for the three-month period ended March 31, 2007, by using cash on hand and cash generated from operations.

The worldwide crude oil prices continue to fluctuate in 2007. The Company cannot predict how prices will vary during the remainder of 2007 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.


Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2007
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2007.

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

Date: May 9, 2007