Form 10QSB
period 2007-06-30
TEXAS VANGUARD OIL CO
filed 2007-08-13
CIK 315261

---------------------------------------------------------------------
     ---------------------------------------------------------------------



                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended June 30, 2007      Commission File No. 000-24778

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

                       Outstanding at June 30, 2007
                            1,416,587 shares







                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2007 and December 31, 2006                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2007 and 2006          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2007 and 2006                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    5-6

    Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                           6

    Item 4 - Controls and Procedures                                 6

Part II. Other Information                                           6-7

Signatures                                                           7


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.


























                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2007         2006
     Current assets:
          Cash and temporary investments             $ 3,448,740    3,207,606
          Trade accounts receivable                      223,053      209,973
          Prepaid federal income tax                     168,043      145,000
                                                       ---------    ---------
              Total current assets                     3,839,836    3,562,579
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   6,183,498    5,810,291
      Office furniture and vehicles                      230,353      230,353
                                                       ---------    ---------
                                                       6,413,851    6,040,644

     Less accumulated depreciation, depletion and
            amortization                              (2,758,686)  (2,596,075)
                                                       ---------    ---------
              Total property and equipment             3,655,165    3,444,569
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 7,496,001    7,008,148
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    224,901     359,784
      Taxes payable                                        24,300      90,000
      Asset retirement obligation, current portion         87,357      76,291
      Notes payable                                       153,182     156,979
                                                        ---------   ---------
           Total current liabilities                      489,740     683,054
                                                        ---------   ---------
   Deferred tax liability                                 329,329     329,329
   Asset retirement obligation, less current portion      137,177     139,576

                                                        ---------   ---------
           Total Liabilities                              956,246   1,151,959

   Stockholders' equity:
      Common stock                                         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Retained earnings                                 4,580,399   3,896,833
                                                        ---------   ---------
            Total stockholders' equity                  6,539,755   5,856,189
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  7,496,001   7,008,148
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2007       2006        2007        2006

  Revenue:
   Operating revenue            $ 1,733,708   1,871,396   3,473,426   3,749,636
   Other income                      23,101      14,001      45,081      26,838
                                  ---------   ---------   ---------   ---------
     Total revenue                1,756,809   1,885,397   3,518,507   3,776,474
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                1,090,994     853,567   1,910,775   1,622,459
   Exploration cost                     -0-         -0-         -0-      22,123
   Depreciation, depletion
       and amortization              82,989      97,322     165,978     197,178
   General and
       administrative               130,336     118,297     261,143     243,449
   Abandonment of leaseholds        105,745         -0-     105,745       1,250
   Interest                           2,449      13,179       4,742      32,530
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,412,513   1,082,365   2,448,383   2,118,989
                                  ---------   ---------   ---------   ---------
      Earnings before taxes         344,296     803,032   1,070,124   1,657,485
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Federal income tax expense        109,375     273,031     351,957     563,545
  State tax expense                  22,601         ---      34,601         ---
                                  ---------    --------   ---------   ---------
      Net earnings              $   212,320     530,001     683,566   1,093,940
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .15         .37         .48         .77
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2007        2006

Net cash provided by operating activities        $   727,250     1,116,327

Cash flows from investing activities:
    Additions to oil and gas properties             (482,319)     (309,623)
                                                  -----------   -----------
Net cash used in investing activities               (482,319)     (309,623)

Cash flows from financing activities:
     Repayments of notes payable                      (3,797)   (2,614,234)
                                                  -----------   -----------
Net cash used in financing activities                 (3,797)   (2,614,234)
                                                  -----------   -----------
Net change in cash and temporary investments         241,134    (1,807,530)

Cash and temporary investments at
    beginning of period                            3,207,606     5,399,628
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 3,448,740     3,592,098
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2007

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

RESULTS OF OPERATIONS

Operating revenues decreased by $137,688 (7%) and $276,210 (7%) for the three-month and six-month periods ended June 30, 2007 from the comparable prior year periods primarily as a result of lower oil and gas prices in 2007 as compared to 2006. Production costs increased by $237,427 (28%) and $288,316 (18%) for the three-month and six-month periods ended June 30, 2007 as compared to the prior year periods. Increased production costs for the three-month and six-month periods ended June 30, 2007 are largely associated with an increase on workover activity as compared to the prior year periods as well as increased participation in non operated properties and the costs associated therewith.

General and administrative expenses increased $12,039 (10%) and $17,694 (7%)for the three-month and six-month periods ended June 30, 2007 as compared to the prior year periods. Interest expense decreased approximately $10,730 (81%)and $27,788(85%)for the three-month and six-month periods ended June 30, 2007 from the comparable 2006 period primarily due to lower average outstanding balances during the current year period. Depreciation, depletion and amortization decreased by $31,200 (16%) for the six-month period ended June 30, 2007 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2007, the Company provided a provision of $105,745 and $105,745 for the expiration of unproven leaseholds as well as the impairment of value of oil and gas properties due to less than expected production history of specific wells.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2007, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2007 has increased to 7.84 to 1 from 5.22 to 1 at December 31, 2006. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $727,250 for the six months ended June 30, 2007. Notes payable decreased by $3,797 for the six-month period ended June 30, 2007, by using cash on hand and cash generated from operations.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2007
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                 PART II.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2007 the security holders voted at the annual meeting for the election of the directors of the Company as well as the ratification of the Auditors for the fiscal year 2007.



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

Date: August 8, 2007