Form 10QSB
period 2007-09-30
TEXAS VANGUARD OIL CO
filed 2007-11-14
CIK 315261

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

For the Quarter Ended September 30, 2007      Commission File No. 000-24778

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

                       Outstanding at September 30, 2007
                            1,416,587 shares


                                     1


                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2007 and December 31, 2006           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2007 and 2006                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2007 and 2006      4

         Notes to the Condensed Financial Statements           5

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         5-6

  Item 3 - Controls and Procedures                             6

Part II. Other Information                                     6

Signatures                                                     7

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                           September 30,    December 31,
                                               2007            2006

Current assets:
   Cash and cash equivalents              $ 4,015,657       3,207,606
   Trade accounts receivable                  175,008         209,973
   Prepaid federal income tax                 159,431         145,000
                                            ---------       ---------
       Total current assets                 4,350,096       3,562,579
                                            ---------       ---------
Property and equipment, at cost:
   Oil and gas properties - successful
     efforts method of accounting           6,317,115       5,810,291
   Office furniture and vehicles              230,353         230,353
                                            ---------       ---------
                                            6,547,468       6,040,644
   Less accumulated depreciation,
     depletion and amortization            (2,841,675)     (2,596,075)
                                           -----------      ----------
       Total property and equipment         3,705,793       3,444,569
                                           -----------      ----------
   Other assets                                 1,000           1,000
                                           -----------      ----------
        TOTAL ASSETS                      $ 8,056,889       7,008,148
                                           ===========      ==========

                  Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                 $   406,456         359,784
   Taxes payable                               35,100          90,000
   Asset retirement obligation,
     current portion                           88,319          76,291
   Notes payable                              151,251         156,979
                                            -----------     ----------
       Total current liabilities              681,126         683,054
                                            -----------     ----------
Deferred tax liabilities                      329,329         329,329
Asset retirement obligation, less
   current portion                            140,549         139,576
                                           -----------     ----------
       Total liabilities                    1,151,004       1,151,959

Stockholders' equity:
   Common stock                                70,828          70,828
   Additional paid-in capital               1,888,528       1,888,528
   Retained earnings                        4,946,529       3,896,833
                                          -----------      ----------
       Total stockholders' equity           6,905,885       5,856,189
                                          -----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 8,056,889       7,008,148
                                          -----------      ----------

See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2007       2006           2007       2006
Revenue:
  Operating revenue    $  1,856,873  1,852,214     5,330,299  5,601,850
  Other income               24,131     21,150        69,211     47,988
                          ---------  ---------     ---------  ---------
     Total revenue        1,881,004  1,873,364     5,399,510  5,649,838
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost         1,013,343    962,479     2,924,118  2,584,938
  Exploration cost              -0-      2,736           -0-     24,859
  Depreciation, depletion
    and amortization         82,989     97,880       248,966    295,058
  General and
    administrative          120,640    189,249       381,783    432,698
  Abandonment and
    impairment of
    leaseholds               96,000     11,284       201,745     12,534
  Interest                    2,490      8,484         7,232     41,014
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,315,462  1,272,112     3,763,844  3,391,101
                          ---------  ----------    ---------  ----------
  Earnings before
   taxes                    565,542    601,252     1,635,666  2,258,737
                          ---------   ---------    ---------  ----------
Federal and State taxes:
  Federal income
     tax expense            188,612    204,426       540,569    767,971
  State tax expense          10,800        -0-        45,401        -0-
                          ---------   ---------    ---------   ---------
       Net earnings     $   366,130    396,826     1,049,696  1,490,766
                          =========   =========    =========   =========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587  1,416,587
                          =========   =========    =========  =========
Basic and diluted
 earnings(loss) per share    .26         .28          .74        1.05
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                Nine months ended
                                                   September 30,
                                                  2007         2006

Net cash provided by operating activities  $  1,525,715    1,646,698

Cash flows from investing activities:
  Additions to oil and gas properties          (711,936)    (589,214)
  Purchase of equipment                             -0-      (72,495)
                                              ----------   ----------
Net cash used in investing activities          (711,936)    (661,709)

Cash flows from financing activities:
  Repayments of notes payable                    (5,728)  (2,843,885)
                                             -----------  -----------
Net cash used in financing activities            (5,728)  (2,843,885)
                                             -----------  -----------
Net change in cash
  and temporary investments                     808,051   (1,858,896)

Cash and temporary investments at
  beginning of period                         3,207,606    5,399,629
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  4,015,657    3,540,733
                                              =========    =========

See accompanying notes to condensed financial statements.

                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2007

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

RESULTS OF OPERATIONS

Operating revenues increased by $4,659 for the three-months ended September
30, 2007 primarily due to an increase in oil prices during the third quarter of 2007 as compared to the prior year period. Operating revenues decreased by $271,551 (5%) for the nine-month period ended September 30, 2007 from the comparable prior year period primarily as a result of lower oil and gas prices in 2007 as compared to 2006. Production costs increased $50,864 (5%) and $339,180(13%) for the three-month and nine-month periods ended September 30, 2007, as compared to the prior year periods. Increased production costs for the three-month and nine-month periods ended September 30, 2007 are largely associated with an increase in workover activity as compared to the prior year periods as well as increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses decreased $68,609 (36%) and $50,915
(12%) for the three-month and nine-month period ended September 30, 2007 as compared to the prior year periods. Interest expense decreased approximately $5,994(71%) and $33,782(82%) for the three-month and nine-month periods ended September 30, 2007 from the comparable 2006 periods primarily due to lower average outstanding balances. Depreciation, depletion and amortization decreased by $46,092 (16%) for the nine-month period ended September 30, 2007 from the comparable prior-year period. Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2007, the Company provided a provision of $96,000 and $201,745 for the expiration of unproven leaseholds as well as the impairment of value of oil and gas properties due to less than expected production history of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2007, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2007, has increased to 6.39 to 1 from 5.22 to 1 at December 31, 2006. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations remains positive at $1,525,715 for the nine months ended
September 30, 2007. Notes payable decreased by $5,728 for the nine-month period ended September 30, 2007, by using cash on hand and cash generated from operations.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2007 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2007.



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




                                        TEXAS VANGUARD OIL COMPANY
                                        --------------------------
                                        (Registrant)




                                        /s/William G. Watson, President
                                        ------------------------------------
                                        William G. Watson, President
                                        (Principal Financial and
                                        Accounting Officer

Date: November 8, 2007