Form 10KSB
period 2007-12-31
TEXAS VANGUARD OIL CO
filed 2008-03-31
CIK 315261

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ----------------------------
                             FORM 10-KSB
               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007      Commission File No. 000-24778


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

   Securities registered under Section 12(g) of the Exchange Act:
             Common Stock, par value $.05 per share

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

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

The issuers revenues for the fiscal year ended December 31, 2007 were $7,403,987.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 29, 2008, was $3,222,057, based on that days average bid and asked price on the Over-the-Counter Bulletin Board.

The number of shares of the registrants common stock as of March 1, 2008, was 1,416,587.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrants definitive proxy statement regarding the election of directors at the registrants 2007 Annual Stockholders Meeting filed or to be filed with the Commission on or before April 30, 2008, has been incorporated by reference in Part III of this report.


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

  The Company engages in oil and natural gas exploration, development and production in Texas, New Mexico, Oklahoma, Nebraska and Wyoming. Generally, the Company acquires operated working interests in producing oil and natural gas properties which it further develops.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (23% in 2007 and 25% in 2006) and Plains Marketing (49% in 2007 and 50% in 2006). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on the Company because oil production can be sold to other oil purchasers at a comparable price. Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas.
Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Regulation

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

Employees

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2007, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of companies that have oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company for these facilities. The rent for these facilities is $2,150 per month.

Well Activity

   During 2007, the Company participated in the drilling of two wells. One well was completed as an oil producer and one is waiting for a pipeline connection then will be completed as a gas producer. The Company also acquired interest in four producing oil wells. In addition, the Company acquired additional interest in 48 wells which the Company operates. All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2006 and 2007.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2006            39      2.54              7        0.42        1        0.1
2007            49      2.80              4        0.04        0        0

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

Significant Properties

   Over the past two years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas. As of December 31, 2007, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2007, the Company has pledged its interest in certain
properties  and  well  equipment  against a line of credit.   None of the
individual properties  are significant.

Productive Wells and Acreage

   The following table sets forth by Texas, Wyoming, Oklahoma, New Mexico and Nebraska counties the Company's gross and net productive wells and developed acreage as of December 31, 2007.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Bastrop (b)      85    66.02      46       39.17       3,208.46       2,653.73
Bee             ---      ---      17        1.51         685.70          60.92
Burleson          2     1.50     ---         ---         320.00         208.51
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)        12    11.00       1         .02         160.00         109.99
Crockett        ---      ---       2        2.00         160.00         160.00
DeWitt (b)      ---      ---       1         .15          80.00          12.31
Eastland (b)    ---      ---       4         .09         122.00           1.30
Eddy (c)          4      .88       1         .02         480.00          42.03
Fayette (b)      15    12.31       1         .63       2,413.29       1,671.09
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         652.85         652.85
Hemphill        ---      ---       1         .13         700.00          87.50
Hidalgo         ---      ---       3         .34         457.86          23.39
Kent (b)         27      .67     ---         ---       1,411.65          29.49
Kimball (d)       1      .05     ---         ---          40.00           2.00
Lea (b)(c)        2      ---       1         .07         400.00          22.25
Lee (b)         112    92.48       5        4.52       2,953.40       2,187.16
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            4     3.82     ---         ---         320.19         305.74
Midland           1      .02     ---         ---          80.00           1.67
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Victoria        ---      ---       1         .05          80.00           4.00
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21     ---         ---       1,032.92         103.29
Weston (e)        3      .94     ---         ---         120.00          37.42
Wilson            1      .95     ---         ---          80.00          76.00
Woodward (f)      1      .01     ---         ---         640.00           3.32
             ------   -------  -----       -----       --------       --------
                280   192.00      87       49.34      17,765.23       8,560.21

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

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2007 and 2006.


                                             2007       2006
  Oil:
     Production volume (barrels)            61,293     60,763
     Average sales price per barrel         $68.04     $64.77
  Gas:
     Production volume (MCF)               359,969    385,798
     Average sales price per MCF            $ 7.24     $ 6.94

  Average production costs per
     equivalent barrel                      $34.24     $28.07

   The worldwide crude oil prices of 2007 continue to fluctuate in 2008. The Company cannot predict how prices will vary during 2008 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE

   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2007.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,326.18            1,842.07
          Crane                 593.64              563.61
          Crosby              1,118.77              559.38
          DeWitt                 26.00                4.00
          Eastland              199.30                2.37
          Eddy (a)              480.00               65.00
          Fayette               416.75              326.66
          Garza               2,771.10              548.51
          Kent                3,377.89            1,201.53
          Kimble                869.60               86.96
          Lea (a)             2,029.60              440.52
          Lee                 1,930.11            1,614.27
          Midland               133.33                2.78
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             17,625.78            7,952.44
                             =========            ========

Of the 7,952.44 net undeveloped acres under lease, 7,803.37 net acres are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2007.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2007

        First Quarter               8.75               7.00
        Second Quarter             10.01               7.00
        Third Quarter              15.00               8.10
        Fourth Quarter             12.00               8.50

      Fiscal 2006

        First Quarter               8.85               6.00
        Second Quarter              8.95               7.00
        Third Quarter               9.50               7.00
        Fourth Quarter              8.75               6.60


   At December 31, 2007, the approximate number of holders of record of the Company's common stock was 442. The Company has not paid any dividends and has no plans to do so in the immediate future. The Company has no equity compensation plans for its directors, officers or employees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2007 cash increased by $1,225,131 while cash decreased for the year ended December 31, 2006 by $2,192,022.
The cash flow from operating activities in 2007 was approximately $2,043,061, an increase of $419,684 from 2006. The cash flow from operating activities in 2006 was approximately $1,623,377, an increase of $9,778 from 2005.
The significant use of cash, other than for operating expenses, has been investments in oil and gas properties and the reduction of debt. Investments in oil and gas properties were $810,951 and $735,351, in 2007 and 2006, respectively. As of December 31, 2007, the Company had a cash balance of $4,432,737, and notes payable of $150,000 as compared to the December 31, 2006, cash balance of $3,207,606, and notes payable of $156,979.

During the last two years, the Companys investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks. The Company sells selected properties when it is more economical to sell rather than produce them.

Working capital at December 31, 2007 increased to 6.27 to 1 from 5.22 to 1 at December 31, 2006. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Companys liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2008 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2008 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2008 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2007.

   As of December 31, 2007, the Company had a $5,000,000 line of credit secured by producing oil and gas properties and well equipment owned by the Company. The line credit matures on February 15, 2009. The Company also maintains a $1,000,000 line of credit secured by a certificate of deposit. The line of credit matures on April 27, 2008 (see note 2 of notes to financial statements for further explanation).

Reserve Estimates

At the end of 2007, the Companys oil reserves were 595,907 barrels of oil, down 1.5% from the prior year. The Companys gas reserves were 3,386,477 MCF of gas, down 6.8% from the prior year. These declines in reserves are primarily due to the natural decline of production and higher operating costs. Higher commodity prices and additional acquisitions have helped to offset these losses.

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

ANALYSIS OF RESULTS OF OPERATIONS

  From 2005 to 2006 oil and gas sales revenue increased by 8%, and from 2006 to 2007 oil and gas sales revenue increased by 3%. The
Companys total revenue for the fiscal year ended December 31, 2007, was $7,403,987 as compared to $7,210,171 as of December 31, 2006.

  In 2006, oil production volume decreased by 5% at the same time as the average price per barrel increased by 21% to $64.77. Also, in 2006, the gas production volume increased by .2% while the average price per MCF increased by 3% to $6.94. In 2007, oil production volume increased by 1% at the same time as the average price per barrel increased by 5% to $68.04. Also, in 2007, the gas production volume decreased by 7% at the same time as the average price increased by 4% to $7.24. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2007 by 18% while production expenses decreased in 2006 by 13%. The decreased production costs for 2006 was primarily a result of a reduction in workover activity. The increased production costs for 2007 is largely associated with an increase in workover activity as compared to the prior year, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

   In 2007, the Company participated in the drilling of 2 wells and the costs associated therewith were capitalized. In 2006, the Company drilled
1 well and participated in the drilling of 3 other wells. The costs associated with the well drilled by the Company were reflected in exploration costs.

    Interest expense decreased by 79% in 2007 over 2006 and 30% in 2006 over 2005 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion increased 1% in 2007 as compared to a 50% increase in depletion in 2006.

  Total general and administrative expenses decreased $55,993 in 2007 while total general and administrative expenses increased $43,966 in 2006.

    In 2007 and 2006, the Company made a provision of $141,576 and $0, respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

   In 2007 and 2006, the Company recognized approximately $201,745 and $16,663, respectively, for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2007 are as follows:

Contractual Obligations:         2008   Thereafter    Total

          Debt Obligations   $ 150,000     ---      $150,000
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



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2007 and 2006, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Padgett, Stratemann & Co. L.L.P.
Austin, Texas

March 21, 2008



                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2007 and 2006

                                    ASSETS
                                                          2007          2006
Current assets:
    Cash (including certificates of deposit of
       $1,250,000, pledged, in 2007 and 2006,
       respectively)                                $  4,432,737  $ 3,207,606
    Trade accounts receivable, net of allowance
       for doubtful accounts of $141,576 and $0
       in 2007 and 2006, respectively                    128,326      209,973
     Prepaid federal income tax                          263,329      145,000
                                                       ----------   ---------
            Total current assets                       4,824,392    3,562,579
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               6,264,719    5,639,767
       Unproven properties                               151,412      170,524
Office furniture and equipment, partially pledged        230,353      230,353
                                                       ---------    ---------
                                                       6,646,484    6,040,644
Less accumulated depreciation, depletion and
    amortization                                      (2,973,268)  (2,596,075)
                                                       ---------    ---------
                                                       3,673,216    3,444,569
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $  8,498,608  $ 7,008,148
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    502,021  $   359,784
    Taxes payable                                         42,575       90,000
    Asset retirement obligation, current portion          74,544       76,291
    Notes payable                                        150,000      156,979
                                                       ---------    ---------
            Total current liabilities                    769,140      683,054
                                                       ---------    ---------
Deferred federal income tax liability                    329,329      329,329
Asset retirement obligation, less current portion        190,254      139,576
                                                       ---------    ---------
            Total Liabilities                          1,288,723    1,151,959

Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,416,587 issued and
    outstanding in 2007 and 2006, respectively            70,828       70,828
    Additional paid-in capital                         1,888,528    1,888,528
    Retained earnings                                  5,250,529    3,896,833
                                                       ---------    ---------
            Total stockholders' equity                 7,209,885    5,856,189
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  8,498,608  $ 7,008,148
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2007 and 2006

                                            2007        2006

Revenues:
    Oil and gas sales                $  6,927,891 $ 6,736,232
    Well operation fees                   126,892     129,049
    Other, net                            255,159     275,606
    Interest income                        94,045      69,284
                                        ---------   ---------
       Total revenues                   7,403,987   7,210,171
                                        ---------   ---------
Expenses:
  Production cost                       4,152,951   3,509,935
  Exploration                                 ---     511,008
  Depreciation, depletion
    and amortization                      380,559     378,432
  Interest expense                          9,671      44,994
  General and administrative              509,444     565,437
  Impairment in value of
    oil and gas property                  201,745      16,663
  Doubtful accounts expense               141,576         ---
                                        ---------   ---------
       Total expenses                   5,395,946   5,026,469
                                        ---------   ---------
  Earnings before income tax            2,008,041   2,183,702

Federal and State taxes:
  Provision for federal income tax        601,469     742,459
  Provision for state margin tax           52,876         ---
                                         --------   ---------

Net earnings                          $ 1,353,696 $ 1,441,243
                                        =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587
                                        =========   =========

Basic and diluted earnings
    per share                         $    .96    $   1.02
                                        =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2007 and 2006

                                                                        Total
                               Common Stock     Additional              Stock-
                             Shares     Amount    Paid-In    Retained   holders
                                                  Capital    Earnings   equity

Balances at Dec. 31, 2005  1,416,587  $70,828  $1,888,528  $2,455,590 $4,414,946

   Net earnings                  ---      ---         ---   1,441,243  1,441,243
                            --------- --------  ---------   --------- ----------
Balances at Dec. 31, 2006  1,416,587  $70,828  $1,888,528  $3,896,833 $5,856,189

   Net earnings                  ---      ---         ---   1,353,696  1,353,696
                            --------- --------  ---------   --------- ----------

Balances at Dec. 31, 2007  1,416,587  $70,828  $1,888,528  $5,250,529 $7,209,885

                           ========= ========= ==========  ========== ==========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2007 and 2006

                                               2007         2006

Cash flows from operating activities:
 Net earnings                            $ 1,353,696  $ 1,441,243
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       380,559      378,432
    Loss on sale of equipment                    ---        1,267
    Impairment in value of oil and
      gas property                           201,745       16,663
    Doubtful accounts expense                141,576          ---
  Changes in assets and liabilities:
    (Increase) in receivables                (59,929)      (7,743)
    Increase (decrease) in payables
       and accrued expenses                  143,743     (106,504)
    (Increase) in prepaid taxes             (118,329)    (145,000)
    Increase (decrease) in deferred
       federal income tax                        ---       45,019
                                           ---------    ---------
Net cash provided by
  operating activities                     2,043,061    1,623,377
                                           ---------    ---------
Cash flows from investing activities:
Additions to oil and gas properties         (810,951)    (735,351)
Purchases of equipment                           ---      (72,495)
                                            ---------    ---------
   Net cash used in investing activities    (810,951)    (807,846)
                                            ---------    ---------
Cash flows from financing activities:
 Borrowings on notes payable                     ---          ---
 Repayments of notes payable                  (6,979)  (3,007,553)
                                           ---------    ---------
   Net cash used in
     financing activities                     (6,979)  (3,007,553)
                                           ---------    ---------
   Net increase (decrease) in cash         1,225,131   (2,192,022)

   Cash and cash equivalents at
     beginning of year                     3,207,606    5,399,628
                                           ---------    ---------
   Cash and cash equivalents at
     end of year                         $ 4,432,737  $ 3,207,606
                                          ==========   ==========
Supplemental disclosure of
  cash flow information:
   Interest paid                         $     9,671  $    44,994
                                          ==========   ==========

   Cash paid for income taxes            $   821,301  $   956,264
                                          ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2007 and 2006


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

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $201,745 and $16,663 were recorded in 2007 and 2006, respectively.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2007 and two purchasers in 2006 as follows: 2007 - 49%, 23% and 2006 - 50%, 25%. The
Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007 and 2006, cash in banks exceeded FDIC limits. The Company has not experienced any losses on deposits.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The most significant estimates pertain to proved oil and gas reserve volumes and the future development costs. Actual results could differ from those estimates.


(2) Notes Payable and Long-term Debt

The Company had notes payable and long-term debt to banks as follows at
 December 31:
                                                            2007       2006

Line of credit with a bank in the amount of
  $5,000,000. Interest payable monthly at
  prime plus .5%, secured by oil and gas
  properties.  The line of credit matures
  on February 15, 2009.                              $       ---    $      ---

Line of credit with a bank in the amount of
  $3,000,000. Interest payable monthly at
  prime plus .5%, secured by oil and gas
  properties.  The line of credit matured
  on February 15, 2007.	                                     ---           ---



Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 6.50%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matures on April 27, 2008.           150,000          ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 6.00%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matured on April 27, 2007.              ---       150,000

Note payable with a bank secured by a vehicle.
  The original value of the note was $28,415.
  Interest accrued at 4.6%.  The note matured
  on November 16, 2007.                                      ---         6,979

                                                        ---------    ---------
    Total debt                                            150,000      156,979
Less current installments                                (150,000)    (156,979)
                                                        ---------    ---------
Long-term debt, excluding current installments       $        ---  $       ---
                                                        =========    =========


As of December 31, 2007 and 2006, respectively, the Company had no long term debt.

(3) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agree-ment whereby the latter provides the Company general corporate management services. The affiliated company received $234,000 and $230,400 as compensation for performance of those services during the years ended December 31, 2007 and 2006, respectively. Effective January 1, 2008, the agreement was continued with terms of $20,000 per month through December 31, 2008.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $25,200 and $24,600 for the years ended December 31, 2007 and 2006, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2007 and 2006 these individuals received $60,187 and $64,769, respectively.

During the years ended December 31, 2007 and 2006, a Director of the Company received $67,200 and $67,200, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(4) Federal Income Taxes

The federal income tax expense for 2007 and 2006 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2007 and 2006 consists of:

                                                2007        2006

Current tax expense                         $ 601,469   $ 697,440
Deferred tax expense (benefit)                    ---      45,019
                                            _________   _________
                                            $ 601,469   $ 742,459
                                            =========   =========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 is presented below:

                                                             2007       2006

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                    $ (329,329)  $ (329,329)
                                                        ---------   ----------
   Total deferred tax liability                       $ (329,329)  $ (329,329)
                                                        =========   ==========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2007 and 2006, which may be carried forward and used to reduce taxable income in future years.

We adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of FIN 48 at the time of adoption and December 31, 2007, the Company did not recognize a liability for uncertain tax positions. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2000 through 2007 remain open to examination by the taxing jurisdictions in which we file income tax returns.


(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2007 and 2006.

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


           					               2007 	  2006
      Asset retirement obligation
        Beginning of year	                 $ 215,867  $ 182,330
        Liabilities incurred during the period    17,333     15,412
        Settlements                                  ---        ---
        Accretion expense		              11,349     11,349
        Revisions in estimated cash flow          20,249      6,776
                                                 -------    --------
	Asset retirement obligation
	  End of year                            $ 264,798  $ 215,867
                                                 =======    =======




                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2006 and 2005
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2007 and 2006. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Companys oil and gas reserves are located in the United States.

                             2007                   2006
                        Oil        Gas         Oil         Gas
                       BBLS        MCF        BBLS         MCF

Proved developed
reserves:
Beginning of year    605,039    3,633,393    649,058     3,454,898
Revisions of
 previous
estimate              19,026        9,867    (10,042)      321,273
Extensions
 and Discoveries       1,339        8,549     23,718        64,640
Purchase of
 minerals in place    31,796       94,637      3,068       178,380
Sale of minerals         ---          ---        ---           ---
Production           (61,293)    (359,969)   (60,763)     (385,798)
                   ---------    ---------    --------     ---------
End of year          595,907    3,386,477    605,039     3,633,393
                   =========    =========    ========    =========
Proved developed
   reserves:
Beginning of year    605,039    3,633,393    649,058     3,454,898
End of year          595,907    3,386,477    605,039     3,633,393

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

                                             December 31,
                                         2007           2006

Future cash inflows                 $ 81,740,550  $  55,634,890
Future production
  and development costs              (38,201,930)   (26,221,670)
Future income tax expenses           (12,888,188)    (8,278,552)
                                     ------------   ------------
     Future net cash flows            30,650,432     21,134,668

10% annual discount for
  estimated timing of cash flows     (12,485,618)    (8,087,491)
                                     ------------   ------------
Standardized measure of
  discounted future net cash flows  $ 18,164,814  $  13,047,177
                                    ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2007         2006
Changes:
Sale of oil and gas produced, net of
 production costs                       $  2,774,940  $(2,715,289)
Net changes in prices and production
 costs                                     1,442,368   (1,146,031)
Purchase of minerals in place                180,217       57,445
Extensions and discoveries                     9,399       85,184
Sales                                            ---          ---
Revisions of previous quantity estimates     107,560      245,546
Accretion of discount                      1,304,718    1,830,442
Other                                       (701,565)  (3,614,540)
                                           ----------   ----------
    Net changes                            5,117,637   (5,257,243)

Beginning balance - standardized measure
 of discounted future net cash flows      13,047,177   18,304,420
                                          ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $ 18,164,814  $13,047,177
                                          ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            Years ended December 31,
                                               2007         2006

Unproven oil and gas properties
    (including wells in progress)        $   151,412  $   170,524

Proven oil and gas properties              6,264,719    5,639,767

Accumulated depletion and amortization    (2,832,789)  (2,490,010)
                                          ----------   ----------
   Net capitalized costs                 $ 3,583,342  $ 3,320,281
                                          ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                         Years ended December 31,
                                               2007       2006

Acquisition of properties - unproven    $       ---   $     ---
Acquisition of properties - proven          810,951     735,351
Exploration costs                               ---     511,008
Development costs                               ---         ---

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Companys reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms and that such information is accumulated and communicated to the Companys management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including the Companys Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Companys disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, the Companys Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Companys internal control over financial reporting during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Companys registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation requirements by the Companys registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

ITEM 8B. OTHER INFORMATION

Not applicable.


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


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2007 and 2006 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2007, and notes to financial statements are included in Item 7.

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

10.1 Management contract between Texas Vanguard Oil Company and Robert Watson Inc. dated January 1, 2007.

31.1   Rule 13a-14(a)/15d-14(a) Certification

32.1   18 U.S.C. Section 1350 Certification

* Incorporated by reference.

(b).  Reports of Form 8-K.

      Form 8-K filed on November 6, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

On November 6, 2007, the audit committee of Texas Vanguard Oil Company approved a mutual agreement with the Companys independent auditor, Sprouse & Anderson, L.L.P., to terminate Sprouse & Andersons engagement as the Companys independent auditor and to engage Padgett, Stratemann
& Co., L.L.P. as the Companys new auditor. Sprouse & Anderson has merged with the firm of Padgett, Stratemann & Co., L.L.P. and thus has agreed to resign as the Companys auditor. At the same time, the Companys audit committee has approved the engagement of Padgett, Stratemann & Co., L.L.P.
as the new auditor and expects to maintain a continuity of auditing experience and personnel.

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P.
and Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Companys annual financial statements included in the Form 10-KSB and for the review of the financial statements included in its quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2007 totaled $30,000.
The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Texas Vanguard Oil Companys annual financial statements included in the Form 10-KSB and for the review of the financial statements included in its quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2006 totaled $25,000.

Tax services for the fiscal years ended December 31, 2007 and 2006 were not provided by Sprouse & Anderson, L.L.P. or Padgett, Stratemann & Co. LL.P.

It is the audit committees policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. and Padgett, Stratemann & Co. L.L.P. All services provided by Sprouse & Anderson, L.L.P. and Padgett, Stratemann & Co. L.L.P. during the year ended December 31, 2007 were pre-approved by the audit committee. All services provided by Sprouse & Anderson, L.L.P. during the year ended December 31, 2006 were pre-approved by the audit committee.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief  Executive                 March 27, 2008
Officer and Chief Financial
Officer
March 27, 2008

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 27, 2008
March 27, 2008


THIS PAGE IS NOT PART OF OUR ANNUAL REPORT ON FORM 10-KSB.


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Linda R. Watson                       CORPORATE OFFICE
Chairman of the Board                 9811 Anderson Mill Road, Suite 202
and Director                          Austin, Texas 78750

William G. Watson                     INDEPENDENT ACCOUNTANTS
President, Chief Executive            Padgett, Stratemann & Co. L.L.P.
Officer, Chief Financial              Austin, Texas
Officer, and Director
                                      TRANSFER AGENT
Teresa Nuckols                        Computershare Trust Company, Inc.
Secretary                             P.O. Box 1596
                                      Denver, Colorado 80228
Robert L. Patterson
Director                              COMMON STOCK
                                      Quoted on OTC Bulletin Board
                                      Symbol: TVOC.OB

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