Form 10-Q
period 2008-03-31
TEXAS VANGUARD OIL CO
filed 2008-05-14
CIK 315261

---------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------


                                   FORM 10-Q

                               (Mark One)
            [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 2008

                                  or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

	      For the transition period from _______ to _______


                         Commission File No. 000-24778

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

  Registrant telephone number, including area code: (512) 331-6781


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No ___.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer              [ ] Accelerated filer
[ ] Non-accelerated filer                [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Outstanding at March 31, 2008
                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2008 and December 31, 2007              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2008 and 2007        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2008 and 2007        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3   Quantitative and Qualitative Disclosures about        6
                Market Risk

    Item 4 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     7



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                      March 31,   December 31,
                                                         2008         2007
Current assets:
    Cash and temporary investments                 $ 5,358,259  $ 4,432,737
    Trade accounts receivable, net of allowance
       for doubtful accounts of $124,908 and
       $141,576 in 2008 and 2007, respectively          70,993      128,326
    Prepaid federal income tax                             ---      263,329
                                                     ---------   ----------
        Total current assets                         5,429,252    4,824,392
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           6,287,713    6,416,131
    Office furniture and vehicles                      230,353      230,353
                                                     ---------    ---------
                                                     6,518,066    6,646,484

    Less accumulated depreciation, depletion and
      amortization                                  (3,060,066)  (2,973,268)
                                                     ----------   ----------
        Total property and equipment                 3,458,000    3,673,216
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $ 8,888,252  $ 8,498,608
                                                     =========    ==========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   303,590  $   502,021
     Taxes payable                                      75,533       42,575
     Asset retirement obligation, current portion       86,630       74,544
     Notes payable                                     150,000      150,000
                                                     ---------    ----------
          Total current liabilities                    615,753      769,140
                                                     ---------    ----------
Deferred federal income tax liability                  329,329      329,329
Asset retirement obligation, less current portion      182,668      190,254
                                                     ---------    ----------
Total liabilities                                    1,127,750    1,288,723
                                                     ---------    ----------
Stockholders' equity:
     Common stock                                       70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            5,801,146    5,250,529
                                                     ---------    ----------
          Total stockholders' equity                 7,760,502    7,209,885
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 8,888,252  $ 8,498,608
                                                     =========    ==========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2008        2007
 Revenue:
    Operating revenue                            $  2,171,264  $ 1,739,718
    Other income                                       24,996       21,980
                                                    ---------    ---------
       Total revenue                                2,196,260    1,761,698
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    976,527      819,781
   Depreciation, depletion and amortization            86,797       82,989
   General and administrative                         137,138      130,805
   Abandonment and Impairment of leaseholds           141,134          ---
   Interest                                             2,451        2,294
   Doubtful accounts expense                            5,309          ---
                                                    ---------    ---------
       Total costs and expenses                     1,349,356    1,035,869
                                                    ---------    ---------
         Earnings before taxes                        846,904      725,829

 Federal and state taxes:
   Provision for federal income tax                   283,652      242,582
   Provision for state margin tax                      12,635       12,000
                                                    ---------    ---------
              Net earnings                       $    550,617  $   471,247
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earnings per share          $      .39    $      .33
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2008       2007

     Net cash provided by operating activities        $   938,237  $   787,497

     Cash flows from investing activities:
          Additions to oil and gas properties             (12,715)    (346,136)
                                                       ----------   -----------
     Net cash used in investing activities                (12,715)    (346,136)

     Cash flows from financing activities:
          Repayments of notes payable                         ---       (1,889)
                                                       -----------  -----------
     Net cash used in financing activities                    ---       (1,889)

                                                       -----------  -----------
     Net change in cash and temporary investments         925,522      439,472

     Cash and temporary investments at
          beginning of period                           4,432,737    3,207,606
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 5,358,259  $ 3,647,078
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2008

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

Note 4: Recently Issued Accounting Standards

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB
Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entitys financial position, financial performance, and cash flows. The Company does not anticipate that the adoption of the provisions of this pronouncement will have any affect on its financial statements as the Company does not have any derivative instruments or participate in hedging activities.


Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $431,546 (25%) for the three-month period ended March 31, 2008 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2008 as compared to 2007. Production costs increased $156,746 (19%) for the three-month period ended March 31, 2008 from the prior year period. Increased production costs for the three-month period ended March 31, 2008 as compared to the prior-year period are largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses for the three-month period ended
March 31, 2008 increased $6,333 (5%) as compared to the prior year period. Interest expense increased approximately $157 for the three-month period ended March 31, 2008 from the comparable prior-year period. Depreciation, depletion and amortization increased by $3,808
(5%) for the three-month period ended March 31, 2008 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2008, the Company provided a provision of $141,134 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2008, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2007 has increased to 8.82 to 1 from 6.27 to 1 at December 31, 2007. The Company continued it's policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations. Cash flow from operations was $938,237 for the three months ended March 31, 2008.

The worldwide crude oil prices continue to fluctuate in 2008. The Company cannot predict how prices will vary during the remainder of 2008 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Inflation is not anticipated to have a significant impact on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.


Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2008
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2008.

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



                                          TEXAS VANGUARD OIL COMPANY
                                          --------------------------
                                          (Registrant)




                                          William G. Watson, President
                                          --------------------------------
                                          William G. Watson, President
                                          (Chief Executive Officer and
                                          (Chief Financial Officer)

Date: May 8, 2008