Form 10-Q
period 2008-06-30
TEXAS VANGUARD OIL CO
filed 2008-08-13
CIK 315261

---------------------------------------------------------------------
     ---------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ------------

                                   FORM 10-Q

                                  (Mark One)
          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 2008

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______to_______

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

Indicate by check mark whether the Registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer              [ ] Accelerated filer
[ ] Non-accelerated filer                [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ or No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Outstanding at June 30, 2008
                            1,416,587 shares







                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2008 and December 31, 2007                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2008 and 2007          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2008 and 2007                    4

        Notes to the Condensed Financial Statements                  5-6

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7

    Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                           7

    Item 4 - Controls and Procedures                                 7

Part II. Other Information                                           8

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets
                               (Unaudited)

                                 Assets
                                                        June 30,   December 31,

                                                          2008         2007
     Current assets:
          Cash and temporary investments             $ 6,123,677    4,432,737
          Trade accounts receivable, net of
             allowance for doubtful accounts
              of $124,098 and $141,576
             in 2008 and 2007, respectively              136,233      128,326
          Prepaid federal income tax                         ---      263,329
                                                       ---------    ---------
              Total current assets                     6,259,910    4,824,392
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   6,574,285    6,416,131
      Office furniture and vehicles                      230,353      230,353
                                                       ---------    ---------
                                                       6,804,638    6,646,484

     Less accumulated depreciation, depletion and
            amortization                              (3,146,861)  (2,973,268)
                                                       ---------    ---------
              Total property and equipment             3,657,777    3,673,216
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $ 9,918,687    8,498,608
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    294,301     502,021
      Taxes payable                                       227,240      42,575
      Asset retirement obligation, current portion         89,427      74,544
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      760,968     769,140
                                                        ---------   ---------
   Deferred tax liability                                 329,329     329,329
   Asset retirement obligation, less current portion      184,372     190,254

                                                        ---------   ---------
           Total Liabilities                            1,274,669   1,288,723

   Stockholders' equity:
      Common stock                                         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Retained earnings                                 6,684,662   5,250,529
                                                        ---------   ---------
            Total stockholders' equity                  8,644,018   7,209,885
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  9,918,687   8,498,608
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2008       2007        2008        2007

  Revenue:
   Operating revenue            $ 2,596,108   1,733,708   4,767,371   3,473,426
   Other income                      20,711      23,101      45,708      45,081
                                  ---------   ---------   ---------   ---------
     Total revenue                2,616,819   1,756,809   4,813,079   3,518,507
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  995,746   1,090,994   1,972,273   1,910,775
   Depreciation, depletion
       and amortization              86,797      82,989     173,594     165,978
   General and
       administrative               180,560     130,336     317,697     261,143
   Abandonment of leaseholds            -0-     105,745     141,134     105,745
   Interest                           1,983       2,449       4,435       4,742
   Doubtful account expense             -0-         -0-       5,309         -0-
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,265,086   1,412,513   2,614,442   2,448,383
                                  ---------   ---------   ---------   ---------
      Earnings before taxes       1,351,733     344,296   2,198,637   1,070,124
                                  ---------   ---------   ---------   ---------
 Income taxes:
  Provision for federal
     income tax                     455,145     109,375     738,797     351,957
  Provision for state
      margin tax                     13,072      22,601      25,707      34,601
                                  ---------    --------   ---------   ---------
      Net earnings              $   883,516     212,320   1,434,133     683,566
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      per share                      .62         .15        1.01         .48
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2008        2007

Net cash provided by operating activities        $ 1,990,228       727,250

Cash flows from investing activities:
    Additions to oil and gas properties             (299,288)     (482,319)
                                                  -----------   -----------
Net cash used in investing activities               (299,288)     (482,319)

Cash flows from financing activities:
     Repayments of notes payable                         ---        (3,797)
                                                  -----------   -----------
Net cash used in financing activities                    ---        (3,797)
                                                  -----------   -----------
Net change in cash and temporary investments       1,690,940       241,134

Cash and temporary investments at
    beginning of period                            4,432,737     3,207,606
                                                   ----------   ----------
Cash and temporary investments at
    end of period                                $ 6,123,677     3,448,740
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2008

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material affect on its financial statements.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in this statement and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of the provisions of this pronouncement will have any affect on its financial statements as the Company does not participate in any insurance enterprises.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $862,400 (50%) and $1,293,945 (37%) for the three-month and six-month periods ended June 30, 2008 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2008 as compared to 2007. Production costs decreased by $95,248 (9%) for the three month period and increased $61,498 (3%) for the six-month period ended
June 30, 2008 as compared to the prior year periods. The decreased production costs for the three-month period ended June 30, 2008 is due to a decrease in workover activity as compared to the prior year period. The increased production costs for the six-month period ended June 30, 2008 are largely associated with an overall increase in the expenses in the field as well as increased participation in non operated properties and the costs associated therewith.

General and administrative expenses increased $50,224 (39%) and $56,554 (22%)for the three-month and six-month periods ended June 30, 2008 as compared to the prior year periods. Interest expense decreased approximately $466 (19%)and $307(6%)for the three-month and six-month periods ended
June 30, 2008 from the comparable 2007 periods. Depreciation, depletion and amortization increased by $7,616 (5%) for the six-month period ended June 30, 2008 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2008, the Company provided a provision of $-0- and $141,134 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2008, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2008 has increased to 8.23 to 1 from 6.27 to 1 at December 31, 2007. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $1,990,228 for the six months ended June 30, 2008.


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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2008
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


The Company held its annual shareholder meeting on June 5, 2008. A brief description of each proposal and the voting results follow:

A company proposal to elect three directors.

	                        Number of Shares
	                  Voted For  Voted Against   Abstain

William G. Watson       1,333,454      275          3,200
Linda R. Watson         1,333,454      275          3,200
Robert L. Patterson	1,333,454      275          3,200

Results of other matters submitted to a vote were:

Ratification to Appoint Padgett Stratemann & Co. As Texas Vanguards Independent Registered Public Auditing Firm.

                             Number of Shares
                        Voted For   Voted Against  Abstain
                        1,334,529      250          2,150

Item 6. Exhibits


Exhibits:             31.1   Rule 13a-14(a)/15d-14(a) Certification
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




                                  TEXAS VANGUARD OIL COMPANY
                                  --------------------------
                                 (Registrant)




                                  /s/William G. Watson, President
                                  ------------------------------------
                                  William G. Watson, President and
                                  (Chief Executive Officer and
                                  Chief Financial Officer)

Date: August 7, 2008