Form 10-Q
period 2008-09-30
TEXAS VANGUARD OIL CO
filed 2008-11-14
CIK 315261

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

                   For the Quarter Ended September 30, 2008

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

                       Outstanding at September 30, 2008
                            1,416,587 shares

                                     1


                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information
 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2008 and December 31, 2007           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2008 and 2007                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2008 and 2007      4

         Notes to the Condensed Financial Statements           5-6

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         7

  Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                  7

  Item 4 - Controls and Procedures                             7

Part II. Other Information                                     8

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets
                                 (Unaudited)

                                   Assets
                                                September 30,    December 31,
                                                       2008            2007

     Current assets:
          Cash and temporary investments             $ 6,952,529    4,432,737
          Trade accounts receivable, net of
             allowance for doubtful accounts
              of $124,908 and $141,576
             in 2008 and 2007, respectively              104,682      128,326
          Prepaid federal income tax                         -0-      263,329
                                                       ---------    ---------
              Total current assets                     7,057,211    4,824,392
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   6,977,735    6,416,131
      Office furniture and vehicles                      227,755      230,353
                                                       ---------    ---------
                                                       7,205,490    6,646,484

     Less accumulated depreciation, depletion and
            amortization                              (3,201,933)  (2,973,268)
                                                       ---------    ---------
              Total property and equipment             4,003,557    3,673,216
                                                       ---------    ---------
     Prepaid expense                                      80,591          -0-
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                          $ 11,142,359    8,498,608
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    263,733     502,021
      Taxes payable                                       416,200      42,575
      Asset retirement obligation, current portion         89,427      74,544
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      919,360     769,140
                                                        ---------   ---------
   Deferred tax liability                                 329,329     329,329
   Asset retirement obligation, less current portion      188,873     190,254

                                                        ---------   ---------
           Total Liabilities                            1,437,562   1,288,723

   Stockholders' equity:
      Common stock                                         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Retained earnings                                 7,745,441   5,250,529
                                                        ---------   ---------
            Total stockholders' equity                  9,704,797   7,209,885
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,142,359   8,498,608
                                                        =========   =========


See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2008       2007           2008       2007
Revenue:
  Operating revenue    $  3,025,934  1,856,873     7,793,305  5,330,299
  Other income               17,239     24,131        62,947     69,211
                          ---------  ---------     ---------  ---------
     Total revenue        3,043,173  1,881,004     7,856,252  5,399,510
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost         1,090,591  1,013,343     3,062,865  2,924,118
  Depreciation, depletion
    and amortization         87,322     82,989       260,916    248,966
  General and
    administrative          143,796    120,640       461,492    381,783
  Abandonment and
    impairment of
    leaseholds               95,000     96,000       236,134    201,745
  Interest                    1,725      2,490         6,160      7,232
  Doubtful account
    expense                     -0-        -0-         5,309        -0-
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,418,434  1,315,462     4,032,876  3,763,844
                          ---------  ----------    ---------  ----------
  Earnings before
   taxes                  1,624,739    565,542     3,823,376  1,635,666
                          ---------   ---------    ---------  ----------
Federal and State taxes:
  Provision for federal
     income tax             546,462    188,612     1,285,259    540,569
  Provision for state
     margin tax              17,498     10,800        43,205     45,401
                          ---------   ---------    ---------   ---------
       Net earnings     $ 1,060,779    366,130     2,494,912  1,049,696
                          =========   =========    =========   =========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587  1,416,587
                          =========   =========    =========  =========
Basic and diluted
 earnings(loss) per share    .75         .26         1.76         .74
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                Nine months ended
                                                   September 30,
                                                  2008         2007

Net cash provided by operating activities  $  3,347,182    1,525,715

Cash flows from investing activities:
  Additions to oil and gas properties          (797,737)    (711,936)
  Purchase of equipment                         (29,653)         -0-
                                              ----------   ----------
Net cash used in investing activities          (827,390)    (711,936)

Cash flows from financing activities:
  Repayments of notes payable                        -0-      (5,728)
                                             -----------  -----------
Net cash used in financing activities                -0-      (5,728)
                                             -----------  -----------
Net change in cash
  and temporary investments                   2,519,792      808,051

Cash and temporary investments at
  beginning of period                         4,432,737    3,207,606
                                              ----------   ---------
Cash and temporary investments at
  end of period                            $  6,952,529    4,015,657
                                              =========    =========

See accompanying notes to condensed financial statements.

                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2008

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

RESULTS OF OPERATIONS

Operating revenues increased by $1,169,061 (63%) and $2,463,006 (46%)
for the three-month and nine-month periods ended September 30, 2008 from the comparable prior year periods primarily as a result of higher oil and
gas prices in 2008 as compared to 2007.   Production costs increased by
$77,248 (8%) and $138,747 (5%) for the three-month and nine-month periods ended September 30, 2008 as compared to the prior year periods. Increased production costs for the three-month and nine-month periods ended September 30, 2008 are largely associated with an increase in workover activity as compared to the prior year periods as well as an overall increase in the expenses in the field and increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses increased $23,156 (19%) and $79,709 (21%) for the three-month and nine-month periods ended September 30, 2008 as compared to the prior year periods. Interest expense decreased
$765 and $1,072 for the three-month and nine-month periods ended September 30, 2008 from the comparable 2007 periods. Depreciation, depletion, and amortization increased by $11,950 (5%) for the nine-month period ended September 30, 2008 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2008, the Company provided a provision of $95,000 and $236,134 for the expiration of unproven leaseholds as well as the impairment of value of oil and gas properties due to less than expected production history of specific wells.


LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2008, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2008, has increased to 7.68 to 1 from 6.27 to 1 at December 31, 2007. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $3,347,182 for the nine months ended September 30, 2008.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2008 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2008.

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

Date: November 7, 2008