Form 10-K
period 2008-12-31
TEXAS VANGUARD OIL CO
filed 2009-03-31
CIK 315261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10K

                             (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the Year Ended December 31, 2008
                                 or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 000-24778

                    TEXAS VANGUARD OIL COMPANY
	(Exact name of registrant as specified in its charter)

     Texas	                                           74-2075344
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

    9811 Anderson Mill Rd., Suite 202, Austin, Texas  78750
         (Address of Principal Executive Offices)

Registrant telephone number, including area code: (512) 331-6781

Securities Registered pursuant to Section 12(b) of the Exchange Act:
                          None

Securities registered pursuant to Section 12(g) of the Exchange Act:
            Common Stock, par value $.05 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] or No [ ].

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated file, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

	[   ] Large accelerated filer	[   ] Accelerated filer
	[   ] Non-accelerated filer	[ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that days average bid and asked price on the Over-the-Counter Bulletin Board, as of June 30, 2008 (the last business day of the registrants most recently completed second fiscal quarter) was $4,148,714.

The number of shares of the registrants common stock as of March 1, 2009, was 1,416,587.

	DOCUMENTS INCORPORATED BY REFERENCE:

The registrants definitive proxy statement regarding the election of directors at the registrants 2008 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2009, has been incorporated by reference in Part III of this report.





                                PART I


ITEM  1.  BUSINESS

General

   Texas Vanguard Oil Company (the "Company" or "Registrant") was incorporated under the laws of the state of Texas on December 4, 1979. The business of the Company is to engage in the acquisition, exploration, development, and operation of onshore oil and gas properties in the United States, principally in Texas. The Company also engages in oil and natural gas exploration, development and production in New Mexico, Oklahoma, Nebraska and Wyoming. Generally, the Company acquires operated working interests in producing oil and natural  gas properties which it further develops.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Gas

   The market for the Company's primary products, oil and gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (21% in 2008 and 23% in 2007) and Plains Marketing (52% in 2008 and 49% in 2007). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on the Company because oil production can be sold to other oil purchasers at a comparable price. Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and gas.
Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2008, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of other companies that have oil and gas interests. Due to this situation a conflict of interest may arise. However, there have been no such conflicts in the past five years.

ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company for these facilities. The rent for these facilities is $2,200 per month.

Well Activity

   During 2008, the Company participated in the completion of one gas producer which had been started in 2007. The Company also participated in the drilling of two wells. One well was successfully completed as an oil producer and the other well was scheduled to be completed as an oil producer in early 2009.The Company also acquired interest in seven producing wells, six of which are oil wells and one is a gas well. In addition, the Company acquired additional interest in 17 wells which the Company operates. All of the Company's oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2006, 2007 and 2008.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2006            39      2.54              7        0.42        1        0.1
2007            49      2.80              4        0.04        0        0
2008            17      1.30              9        0.46        0        0

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

(5) In 2007, the Company participated in the drilling of two wells. One well was completed as an oil producer and one was waiting for a pipeline connection at yearend, then completed as a gas producer in early 2008.

   The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Significant Properties

   Over the past two years, the Company has made investments in proven oil and gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas. As of December 31, 2008, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2008, the Company has pledged its interest in certain
properties  and  well  equipment  against a line of credit.   None of the
individual properties  are significant.

Productive Wells and Acreage

   The following table sets forth by a county the Company's gross and net productive wells and developed acreage as of December 31, 2008. All counties are in Texas unless otherwise noted.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Andrews           1      .04     ---         ---          80.00           3.00
Bastrop (b)      84    65.23      47       40.20       3,208.46       2,657.76
Bee               5      .31      12        1.20         685.70          60.92
Burleson          2     1.56     ---         ---         320.00         210.91
Chaves (c)      ---      ---       1         .50         160.00          80.00
Crane (b)        12    11.00       1         .02         160.00         109.99
Crockett        ---      ---       2        2.00         160.00         160.00
Eastland (b)    ---      ---       4         .09         122.00           1.30
Eddy (c)          4      .88       1         .11         440.00          65.50
Fayette (b)      17    12.47       1         .63       3,136.39       1,541.29
Garza (b)         3      .05     ---         ---          30.00            .47
Grimes            1     1.00     ---         ---         652.85         652.85
Haskell (f)     ---      ---       1         .13         640.00          83.39
Hemphill        ---      ---       1         .13         700.00          87.50
Hidalgo         ---      ---       3         .34         457.86          23.39
Kent (b)         27      .67     ---         ---       1,411.65          29.49
Kimball (d)       1      .05     ---         ---          40.00           2.00
Lea (b)(c)        3      .25       1         .07         574.45          65.87
Lee (b)         112    92.60       5        4.55       2,953.40       2,190.09
Lipscomb          1      .03     ---         ---          80.00           2.50
Martin            4     3.82     ---         ---         320.19         305.74
Midland           3      .14     ---         ---         240.00          11.33
Nolan (b)         1      .03     ---         ---          40.00           1.25
Parker (b)      ---      ---       1         .01         136.91            .83
Schleicher        2      .50     ---         ---          80.00          20.00
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21     ---         ---       1,032.92         103.29
Weston (e)        3      .94     ---         ---         120.00          37.42
Wilson            1      .95     ---         ---          80.00          76.00
Woodward (f)      1      .01     ---         ---         640.00           3.32
             ------   -------  -----       -----       --------       --------
                292   192.77      82       50.11      19,422.78       8,606.60

(a) A gross well is a well in which the Company owns either a working interest or a royalty interest. A net well is the fractional interest owned by the Company. Gross acres are the total acres in a lease. Net acres are the gross acres multiplied by the Company's interest.
(b)   The Company owns overriding royalty interest in these counties.
(c)   Chaves, Eddy and Lea Counties are located in New Mexico.
(d)   Kimball County is located in Nebraska.
(e)   Weston County is located in Wyoming.
(f)   Haskell and Woodward Counties are located in Oklahoma.

Reserve Quantity Information

   For information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," see the "Supplemental Oil and Gas Information" section included in Item 7. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and gas production, average sales prices and production costs per unit for the years ended December 31, 2008, 2007 and 2006.


                                             2008       2007      2006
  Oil:
     Production volume (barrels)            56,467     61,293    60,763
     Average sales price per barrel        $103.66     $68.04    $64.77
  Gas:
     Production volume (MCF)               345,512    359,969   385,798
     Average sales price per MCF           $  9.36     $ 7.24    $ 6.94

  Average production costs per
     equivalent barrel                     $ 38.12     $34.24    $28.07

   The worldwide crude oil prices of 2008 continue to fluctuate in 2009. The Company cannot predict how prices will vary during 2009 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE

   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2008. All counties are in Texas unless otherwise noted.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,306.18            1,827.94
          Crane                 593.64              563.61
          Crosby              1,118.77              559.38
          Eastland              199.30                2.37
          Eddy (a)              480.00               65.00
          Fayette             1,772.64              354.06
          Garza               2,771.10              548.51
          Kent                4,037.44            1,471.31
          Kimble                549.60               54.96
          Lea (a)               840.00              321.56
          Lee                 1,930.11            1,615.33
          Midland               133.33                9.11
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             18,085.62            8,087.92
                             =========            ========

Of the 8,087.92 net undeveloped acres under lease, 8,032.97 net acres are being held by production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the quarter ended December 31, 2008.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
      Fiscal 2008

        First Quarter              12.00              10.73
        Second Quarter             15.83               8.25
        Third Quarter              13.98               8.00
        Fourth Quarter             10.30               6.05

     Fiscal 2007

        First Quarter               8.75               7.00
        Second Quarter             10.01               7.00
        Third Quarter              15.00               8.10
        Fourth Quarter             12.00               8.50



   At December 31, 2008, the approximate number of holders of record of the Company's common stock was 424. The Company has not paid any dividends and has no plans to do so in the immediate future. The Company issued no equity securities in 2008. The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2008 cash increased by $2,709,422 while cash increased for the year ended December 31, 2007 by $1,225,131.
The cash flow from operating activities in 2008 was approximately $3,831,542, an increase of $1,778,471 from 2007. The cash flow from operating activities in 2007 was approximately $2,043,061, an increase of $419,684 from 2006.
The significant use of cash, other than for operating expenses, has been investments in oil and gas properties. Investments in oil and gas properties were $1,063,256 and $810,951 in 2008 and 2007, respectively. As of December 31, 2008, the Company had a cash balance of $7,142,159, and notes payable of $150,000 as compared to the December 31, 2007, cash balance of $4,432,737, and notes payable of $150,000.

During the last two years, the Companys investment in producing oil and gas properties was provided by cash flow from operating activities, sales of other oil and gas properties, and from borrowings on notes payable to banks. The Company sells selected properties when it is more economical to sell rather than produce them.

Working capital at December 31, 2008, increased to 9.84 to 1 from 6.27 to 1 at December 31, 2007. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short-term notes payable and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Companys liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2009 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2009 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2009 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2008.

   At the end of 2008, the Company was holding a substantial cash reserve. In the first half of 2008, commodity prices dramatically increased which affected the Company ability to purchase properties that met its parameters and criteria. However, if the low commodity prices at the end of 2008 continue, it may bring a number of operated properties to the market which would meet the Company requirements. The Company will continue to review the market for opportunities to purchase operated properties, non-operated interests and participate in drilling projects that meet its criteria.

   As of December 31, 2008, the Company had a $5,000,000 line of credit secured by producing oil and gas properties and well equipment owned by the Company. The line credit matures on May 16, 2009. The Company also maintains a $1,000,000 line of credit secured by a certificate of deposit. The line of credit matures on April 27, 2009 (see note 2 of notes to financial statements for further explanation).

RESERVE ESTIMATES

At the end of 2008, the Companys oil reserves were 358,119 barrels of oil, down 40% from the prior year. The Companys gas reserves were 2,330,534 MCF of gas, down 31% from the prior year. These declines in reserves are primarily due to lower commodity prices, the natural decline of production and higher operating costs.

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

ANALYSIS OF RESULTS OF OPERATIONS

  Oil and gas sales revenue increased in 2008 and 2007 by 32% and 3%, respectively. The Companys total revenue for the fiscal year ended December 31, 2008, was $9,744,676 as compared to $7,403,987 as of
December 31, 2007.

  In 2007, oil production volume increased by 1% at the same time as the average price per barrel increased by 5% to $68.04. Also, in 2007, the gas production volume decreased by 7% at the same time as the average price per MCF increased by 4% to $7.24. In 2008, oil production volume decreased by 8% at the same time as the average price per barrel increased by 52% to $103.66. Also, in 2008, the gas production volume decreased by 4% while the average price per MCF increased by 29% to $9.36. The fluctuation in oil and gas prices is solely attributable to changes in market prices.

   Oil and gas production expenses increased in 2008 and 2007 by 5% and 18%, respectively. The increased production costs for 2008 is largely associated with an increase in overall field expenses while the increased production costs for 2007 is largely associated with an increase in workover activity as compared to the prior year, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

   The Company participated in the drilling of 2 wells in both 2008 and 2007, respectively, and the costs associated therewith were capitalized.

    In 2008, interest expense decreased 19% over 2007 due to a reduction of interest rates on outstanding balances. In 2007, interest expense decreased by 79% in 2007 over 2006 due to lower average outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion increased 47% in 2008 as compared to a 1% increase in depletion in 2007.

  Total general and administrative expenses increased $77,995 in 2008 while total general and administrative expenses decreased $55,993 in 2007.

    In 2008 and 2007, the Company provided an allowance of $105,318 and $141,576 respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

   In 2008 and 2007, the Company recognized approximately $250,763 and $201,745, respectively, for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2008 are as follows:

Contractual Obligations:         2009   Thereafter    Total

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEPENDENT AUDITORS' REPORT





The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2008 and 2007, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Padgett, Stratemann & Co. L.L.P.
Certified Public Accountants
Austin, Texas
March 20, 2009



                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2008 and 2007

                                    ASSETS
                                                          2008          2007
Current assets:
    Cash (including certificates of deposit of
       $1,250,000, pledged, in 2008 and 2007,
       respectively)                                $  7,142,159  $ 4,432,737
    Trade accounts receivable, net of allowance
       for doubtful accounts of $105,318 and
       $141,576 in 2008 and 2007, respectively           122,301      128,326
     Prepaid expense                                       8,550          ---
     Prepaid federal income tax                            1,895      263,329
                                                       ----------   ---------
            Total current assets                       7,274,905    4,824,392
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               7,062,204    6,264,719
       Unproven properties                               149,812      151,412
Office furniture and equipment                           223,753      230,353
                                                       ---------    ---------
                                                       7,435,769    6,646,484
Less accumulated depreciation, depletion and
    amortization                                      (3,450,714)  (2,973,268)
                                                       ---------    ---------
                                                       3,985,055    3,673,216
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $ 11,260,960  $ 8,498,608
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    417,954  $   502,021
    Taxes payable                                         56,062       42,575
    Asset retirement obligation, current portion         115,294       74,544
    Notes payable                                        150,000      150,000
                                                       ---------    ---------
            Total current liabilities                    739,310      769,140
                                                       ---------    ---------
Deferred federal income tax liability                    199,694      329,329
Asset retirement obligation, less current portion        332,049      190,254
                                                       ---------    ---------
            Total Liabilities                          1,271,053    1,288,723
                                                       ---------    ---------
Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,416,587 issued and
    outstanding in 2008 and 2007, respectively            70,828       70,828
    Additional paid-in capital                         1,888,528    1,888,528
    Retained earnings                                  8,030,551    5,250,529
                                                       ---------    ---------
            Total stockholders' equity                 9,989,907    7,209,885
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 11,260,960  $ 8,498,608
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2008 and 2007

                                            2008        2007

Revenues:
    Oil and gas sales                $  9,135,376 $ 6,927,891
    Well operation fees                   122,420     126,892
    Other, net                            408,432     255,159
    Interest income                        78,448      94,045
                                        ---------   ---------
       Total revenues                   9,744,676   7,403,987
                                        ---------   ---------
Expenses:
  Production cost                       4,347,275   4,152,951
  Depreciation, depletion
    and amortization                      559,518     380,559
  Interest expense                          7,863       9,671
  General and administrative              587,439     509,444
  Impairment in value of
    oil and gas property                  250,763     201,745
  Doubtful accounts expense                   ---     141,576
                                        ---------   ---------
       Total expenses                   5,752,858   5,395,946
                                        ---------   ---------
  Earnings before income tax            3,991,818   2,008,041

Federal and State taxes:
  Provision for federal income tax      1,287,344     601,469
  Deferred federal income tax
    (benefit)                            (129,635)        ---
  Provision for state margin tax           54,087      52,876
                                         --------   ---------

Net earnings                          $ 2,780,022 $ 1,353,696
                                        =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587
                                        =========   =========

Basic and diluted earnings
    per share                         $   1.96    $    .96
                                        =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2008 and 2007

                                                                        Total
                               Common Stock     Additional              Stock-
                             Shares     Amount    Paid-In    Retained   holders
                                                  Capital    Earnings   Equity


Balances at Dec. 31, 2006  1,416,587  $70,828  $1,888,528  $3,896,833 $5,856,189

   Net earnings                  ---      ---         ---   1,353,696  1,353,696
                            --------- --------  ---------   --------- ----------
Balances at Dec. 31, 2007  1,416,587  $70,828  $1,888,528  $5,250,529 $7,209,885

   Net earnings                  ---      ---         ---   2,780,022  2,780,022
                            --------- --------  ---------   --------- ----------
Balances at Dec. 31, 2008  1,416,587  $70,828  $1,888,528  $8,030,551 $9,989,907
                           ========= ========= ==========  ========== ==========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2008 and 2007

                                               2008         2007

Cash flows from operating activities:
 Net earnings                            $ 2,780,022  $ 1,353,696
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       559,518      380,559
    Impairment in value of oil and
      gas property                           250,763      201,745
    Doubtful accounts expense                    ---      141,576
  Changes in assets and liabilities:
    (Increase) decrease in receivables         6,025      (59,929)
    Increase (decrease) in payables
       and accrued expenses                  111,965      143,743
    (Increase) decrease in prepaid taxes     261,434     (118,329)
    Increase (decrease) in deferred
       federal income tax                   (129,635)         ---
    (Increase) decrease in prepaid
       expense                                (8,550)         ---
                                           ---------    ---------
Net cash provided by
  operating activities                     3,831,542    2,043,061
                                           ---------    ---------
Cash flows from investing activities:
Additions to oil and gas properties       (1,063,256)    (810,951)
Purchases of equipment                       (58,864)         ---
                                            ---------    ---------
   Net cash used in investing activities  (1,122,120)    (810,951)
                                            ---------    ---------
Cash flows from financing activities:
Repayments of notes payable                     ---       (6,979)
                                           ---------    ---------
   Net cash used in
     financing activities                        ---      (6,979)
                                           ---------    ---------
   Net increase in cash                    2,709,422    1,225,131

   Cash and cash equivalents at
     beginning of year                     4,432,737    3,207,606
                                           ---------    ---------
   Cash and cash equivalents at
     end of year                         $ 7,142,159  $ 4,432,737
                                          ==========   ==========
Supplemental disclosure of
  cash flow information:
   Interest paid                         $     7,863  $     9,671
                                          ==========   ==========

   Cash paid for income taxes            $ 1,068,485  $   821,301
                                          ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2008 and 2007


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

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $250,763 and $201,745 were recorded in 2008 and 2007, respectively.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2008 and two purchasers in 2007 as follows: 2008 - 52%, 21% and 2007 - 49%, 23%. The
Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). Effective October 14, 2008 the FDIC ruled that all non-interest bearing deposit accounts at an FDIC insured institution are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. In addition, interest bearing accounts are insured up to at least $250,000 per account. At December 31, 2008 cash in one interest bearing account exceeded the FDIC limits. At December 31, 2007 cash in banks exceeded the $100,000 FDIC limit. The Company has not experienced any losses on deposits.

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


(2) Notes Payable and Long-term Debt

The Company had notes payable to banks as follows at December 31:

                                                            2008          2007

Line of credit with a bank in the amount of
  $5,000,000. Interest payable monthly at
  prime plus .5%, secured by oil and gas
  properties.  The line of credit was scheduled
  to mature on February 15, 2009. Subsequent to
  December 31, 2008, the note was extended until
  May 16, 2009 with the same terms.                  $       ---    $      ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 4.50%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matures on April 27, 2009.          150,000           ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 6.50%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matured on April 27, 2008.               ---      150,000


                                                        ---------    ---------
    Total debt                                            150,000      150,000
Less current installments                                (150,000)    (150,000)
                                                        ---------    ---------
Long-term debt, excluding current installments       $        ---  $       ---
                                                        =========    =========


As of December 31, 2008 and 2007, respectively, the Company had no long term debt.

(3) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $240,000 and $234,000 as compensation for performance of those services during the years ended December 31, 2008 and 2007, respectively. Effective January 1, 2009, the agreement was continued with terms of $20,500 per month through December 31, 2009.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $25,800 and $25,200 for the years ended December 31, 2008 and 2007, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2008 and 2007 these individuals received $110,638 and $60,187, respectively.

During the years ended December 31, 2008 and 2007, a Director of the Company received $69,000 and $67,200, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(4) Federal Income Taxes

The federal income tax expense for 2008 and 2007 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2008 and 2007 consists of:

                                                2008        2007

Current tax expense                        $1,287,344   $ 601,469
Deferred tax expense (benefit)               (129,635)        ---
                                            _________   _________
                                           $1,157,709   $ 601,469
                                            =========   =========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 is presented below:

                                                             2008       2007

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                    $ (199,694)  $ (329,329)
                                                        ---------   ----------
   Total deferred tax liability                       $ (199,694)  $ (329,329)
                                                        =========   ==========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2008 and 2007, which may be carried forward and used to reduce taxable income in future years.

We adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of FIN 48 at the time of adoption and December 31, 2008, the Company did not recognize a liability for uncertain tax positions. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2001 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.


(5) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2008 and 2007.

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


           					               2008 	  2007
      Asset retirement obligation
        Beginning of year	                 $ 264,798  $ 215,867
        Liabilities incurred during the period    18,003     17,333
        Settlements                                  ---        ---
        Accretion expense		              11,349     11,349
        Revisions in estimated cash flow         153,193     20,249
                                                 -------    --------
	Asset retirement obligation
	  End of year                            $ 447,343  $ 264,798
                                                 =======    =======




                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2008 and 2007
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2008 and 2007. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Companys oil and gas reserves are located in the United States.

                             2008                   2007
                        Oil        Gas         Oil         Gas
                       BBLS        MCF        BBLS         MCF

Proved developed
reserves:
Beginning of year    595,907    3,386,477    605,039     3,633,393
Revisions of
 previous
estimates           (187,065)    (781,243)    19,026         9,867
Extensions
 and Discoveries         938       37,596      1,339         8,549
Purchase of
 minerals in place     4,806       33,216     31,796        94,637
Sale of minerals         ---          ---        ---           ---
Production           (56,467)    (345,512)   (61,293)     (359,969)
                   ---------    ---------    --------     ---------
End of year          358,119    2,330,534    595,907     3,386,477
                   =========    =========    ========    =========
Proved developed
   reserves:
Beginning of year    595,907    3,386,477    605,039     3,633,393
End of year          358,119    2,330,534    595,907     3,386,477

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

                                             December 31,
                                         2008           2007

Future cash inflows                 $ 28,021,930  $  81,740,550
Future production
  and development costs              (17,164,290)   (38,201,930)
Future income tax expenses            (1,977,217)   (12,888,188)
                                     ------------   ------------
     Future net cash flows             8,880,423     30,650,432

10% annual discount for
  estimated timing of cash flows      (2,885,625)   (12,485,618)
                                     ------------   ------------
Standardized measure of
  discounted future net cash flows  $  5,994,798  $  18,164,814
                                    ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2008         2007
Changes:
Sale of oil and gas produced, net of
 production costs                       $  4,788,101  $ 2,774,940
Net changes in prices and production
 costs                                    (2,455,554)   1,442,368
Purchase of minerals in place                 13,866      180,217
Extensions and discoveries                     9,337        9,399
Sales                                            ---          ---
Revisions of previous quantity estimates  (2,158,077)     107,560
Accretion of discount                      1,816,481    1,304,718
Other                                    (14,184,170)    (701,565)
                                           ----------   ----------
    Net changes                          (12,170,016)   5,117,637

Beginning balance - standardized measure
 of discounted future net cash flows      18,164,814   13,047,177
                                          ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $  5,994,798  $18,164,814
                                          ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            Years ended December 31,
                                               2008         2007

Unproven oil and gas properties
    (including wells in progress)        $   149,812  $   151,412

Proven oil and gas properties              7,062,204    6,264,719

Accumulated depletion and amortization    (3,342,078)  (2,832,789)
                                          ----------   ----------
   Net capitalized costs                 $ 3,869,938  $ 3,583,342
                                          ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                         Years ended December 31,
                                               2008       2007

Acquisition of properties - unproven    $       ---   $     ---
Acquisition of properties - proven        1,063,256     810,951
Exploration costs                               ---         ---
Development costs                               ---         ---

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

On November 6, 2007, the audit committee of Texas Vanguard Oil Company approved a mutual agreement with the Companys independent auditor, Sprouse & Anderson, L.L.P., to terminate Sprouse & Andersons engagement as the Companys independent auditor and to engage Padgett, Stratemann
& Co., L.L.P. as the Companys new auditor. Sprouse & Anderson merged with the firm of Padgett, Stratemann & Co., L.L.P. and thus agreed to resign as the Companys auditor. At the same time, the Companys audit committee approved the engagement of Padgett, Stratemann & Co., L.L.P. as the new auditor and expects to maintain a continuity of auditing experience and personnel.

The aggregate fees billed to the Company by Padgett, Stratemann & Co. L.L.P.
for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2008 totaled $35,500. The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. and Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Companys annual financial statements included in the Form 10-KSB and for the review of the financial statements included in its quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2007 totaled $30,000.

Tax Fees.

Tax services for the fiscal years ended December 31, 2008 and 2007 were not provided by Sprouse & Anderson, L.L.P. or Padgett, Stratemann
& Co. L.L.P.

All Other Fees.

For the fiscal year ended December 31, 2008 the fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for other services totaled $1,750. The Company engaged Padgett, Stratemann & Co., L.L.P. to perform a review of the Companys SOX documentation. There were no fees for other services paid to Padgett, Stratemann & Co., L.L.P. for the fiscal year ended December 31, 2007.

It is the audit committees policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. and Padgett, Stratemann & Co. L.L.P. All services provided by Padgett, Stratemann & Co., L.L.P. during the year ended
December 31, 2008 were pre-approved by the audit committee. All services provided by Sprouse & Anderson, L.L.P. and Padgett, Stratemann & Co. L.L.P. during the year ended December 31, 2007 were pre-approved by the audit committee.

                              PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2008 and 2007 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2008, and notes to financial statements are included in Item 8.

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

10.1 Management agreement between Texas Vanguard Oil Company and Robert Watson Inc. dated January 1, 2008.

31.1   Rule 13a-14(a)/15d-14(a) Certification

32.1   18 U.S.C. Section 1350 Certification

* Incorporated by reference.

(b).  Reports of Form 8-K.

      None filed during the quarter ended December 31, 2008.

(c).  Separate financial statements of subsidiaries.

      Not applicable.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief Executive                  March 27, 2009
Officer and Chief Financial
Officer
March 27, 2009

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 27, 2009
March 27, 2009


THIS PAGE IS NOT PART OF OUR ANNUAL REPORT ON FORM 10-K.


OFFICERS AND DIRECTORS                CORPORATE INFORMATION

Linda R. Watson                       CORPORATE OFFICE
Chairman of the Board                 9811 Anderson Mill Road, Suite 202
and Director                          Austin, Texas 78750

William G. Watson                     INDEPENDENT ACCOUNTANTS
President, Chief Executive            Padgett, Stratemann & Co., L.L.P.
Officer, Chief Financial              Austin, Texas
Officer, and Director
                                      TRANSFER AGENT
Teresa Nuckols                        For stock certificate transfers, address
Secretary                              change or lost certificates:
                                      Computershare Trust Company, Inc.
Robert L. Patterson                   P.O. Box 43070
Director                              Providence, Rhode Island 02940

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

                                      2008 Annual Shareholders Meeting
                                      June 4, 2009, at 10:00 A.M. CST
                                      Holiday Inn Northwest
                                      8901 Business Park Drive
                                      Austin, TX 78759