Form 10-Q
period 2009-03-31
TEXAS VANGUARD OIL CO
filed 2009-05-14
CIK 315261

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

                  For the Quarter Ended March 31, 2009

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

                       Outstanding at March 31, 2009
                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2009 and December 31, 2008              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2009 and 2008        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2009 and 2008        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3   Quantitative and Qualitative Disclosures about        6
                Market Risk

    Item 4 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     7



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets


                                   Assets
                                                      March 31,   December 31,
                                                         2009         2008
                                                     (Unaudited)   (Audited)
Current assets:
    Cash and temporary investments                 $ 7,049,290  $ 7,142,159
    Trade accounts receivable, net of allowance
       for doubtful accounts of $112,788 and
       $105,318 in 2009 and 2008, respectively          59,004      122,301
    Prepaid expense                                     22,440        8,550
    Prepaid federal income tax                          25,806        1,895
                                                     ---------   ----------
        Total current assets                         7,156,540    7,274,905
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           7,278,099    7,212,016
    Office furniture and vehicles                      223,753      223,753
                                                     ---------    ---------
                                                     7,501,852    7,435,769

    Less accumulated depreciation, depletion and
      amortization                                  (3,571,575)  (3,450,714)
                                                     ----------   ----------
        Total property and equipment, net            3,930,277    3,985,055
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $11,087,817  $11,260,960
                                                    ==========   ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   278,244  $   417,954
     Taxes payable                                      62,318       56,062
     Asset retirement obligation, current portion      145,786      115,294
     Notes payable                                     150,000      150,000
                                                     ---------    ----------
          Total current liabilities                    636,348      739,310
                                                     ---------    ----------
Deferred federal income tax liability                  199,694      199,694
Asset retirement obligation, less current portion      308,283      332,049
                                                     ---------    ----------
Total liabilities                                    1,144,325    1,271,053
                                                     ---------    ----------
Stockholders' equity:
     Common stock, par value $.05; authorized
      12,500,000 shares; 1,416,587 issued and
      outstanding in 2009 and 2008, respectively        70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            7,984,136    8,030,551
                                                     ---------    ----------
          Total stockholders' equity                 9,943,492    9,989,907
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,087,817  $11,260,960
                                                    ==========   ===========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2009        2008
 Revenue:
    Operating revenue                            $  1,069,805  $ 2,171,264
    Other income                                       18,059       24,996
                                                    ---------    ---------
       Total revenue                                1,087,864    2,196,260
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    875,182      976,527
   Depreciation, depletion and amortization           120,861       86,797
   General and administrative                         146,734      137,138
   Abandonment and Impairment of leaseholds               ---      141,134
   Interest                                             1,688        2,451
   Doubtful accounts expense                            7,470        5,309
                                                    ---------    ---------
       Total costs and expenses                     1,151,935    1,349,356
                                                    ---------    ---------
         Earnings (loss) before taxes                 (64,071)     846,904

 Federal and state taxes:
   Provision for federal income tax (benefit)         (23,911)     283,652
   Provision for state margin tax                       6,255       12,635
                                                    ---------    ---------
              Net earnings (loss)                $    (46,415) $   550,617
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earning (loss) per share    $     (.03)   $      .39
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2009       2008

     Net cash (used in) provided by operating
       activities                                     $   (26,787) $   938,237

     Cash flows used in investing activities:
          Additions to oil and gas properties             (66,082)     (12,715)
                                                       ----------   -----------
     Net cash used in investing activities                (66,082)     (12,715)


     Net cash used in financing activities                    ---          ---

                                                       -----------  -----------
     Net change in cash and temporary investments         (92,869)     925,522

     Cash and temporary investments at
          beginning of period                           7,142,159    4,432,737
                                                        ----------   ----------
     Cash and temporary investments at
          end of period                               $ 7,049,290  $ 5,358,259
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2009

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

Note 4: Recently Issued Accounting Standards

The FASB Accounting Standards Codification will take effect on July 1, 2009 and the Company does not expect it will have a material impact on its financial statements.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $1,101,459 (51%) for the three-month period ended March 31, 2009 from the comparable prior-year period primarily as a result of significantly lower oil and gas prices in 2009 as compared to 2008. Production costs decreased $101,345 (10%) for the three-month period ended March 31, 2009 from the prior year period as the Company strived to reduce field expenses where possible.

General and administrative expenses for the three-month period ended March 31, 2009 increased $9,596 (7%) as compared to the prior year period. Interest expense decreased $763 for the three-month period ended March 31, 2009 from the comparable prior-year period. Depreciation, depletion and amortization increased by $34,064 (39%) for the three-month period ended March 31, 2009 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery, or sale of producing properties.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2009, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2009 increased to 11.25 to 1 from 9.84 to 1 at December 31, 2008. Management believes that oil and gas property investing activities in 2009 can be financed through cash on hand, cash from operating activities, and bank borrowings.
The Company anticipates continued investments in proven oil and gas properties in 2009 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow used in operations was $(26,787) for the three months ended March 31, 2009.

The worldwide crude oil prices continue to fluctuate in 2009. The Company cannot predict how prices will vary during the remainder of 2009 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2009
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2009.

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

Date: May 7, 2009