Form 10-Q
period 2009-06-30
TEXAS VANGUARD OIL CO
filed 2009-08-14
CIK 315261

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

                   For the Quarter Ended June 30, 2009

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

                       Outstanding at June 30, 2009
                            1,416,587 shares







                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2009 and December 31, 2008                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2009 and 2008          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2009 and 2008                    4

        Notes to the Condensed Financial Statements                  5-6

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7

    Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                           7

    Item 4 - Controls and Procedures                                 7-8

Part II. Other Information                                           8

Signatures                                                           8


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets

                                 Assets
                                                        June 30,   December 31,

                                                          2009         2008
                                                      (Unaudited)   (Audited)
     Current assets:
          Cash and cash equivalents                  $ 6,837,996  $ 7,142,159
          Trade accounts receivable, net of
             allowance for doubtful accounts
              of $118,864 and $105,318
             in 2009 and 2008, respectively               78,762      122,301
          Prepaid expense                                 16,958        8,550
          Prepaid federal income tax                     213,022        1,895
                                                       ---------    ---------
              Total current assets                     7,146,738    7,274,905
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   7,364,772    7,212,016
      Office furniture and vehicles                      223,753      223,753
                                                       ---------    ---------
                                                       7,588,525    7,435,769

     Less accumulated depreciation, depletion and
            amortization                              (3,692,436)  (3,450,714)
                                                       ---------    ---------
              Total property and equipment             3,896,089    3,985,055
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $11,043,827  $11,260,960
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    261,981 $   417,954
      Taxes payable                                        12,756      56,062
      Asset retirement obligation, current portion        174,942     115,294
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      599,679     739,310
                                                        ---------   ---------
   Deferred federal income tax liability                  199,694     199,694
   Asset retirement obligation, less current portion      285,853     332,049

                                                        ---------   ---------
           Total Liabilities                            1,085,226   1,271,053

   Stockholders' equity:
      Common stock, par value $.05; authorized
        12,500,000 shares; 1,416,587 issued and
        outstanding in 2009 and 2008, respectively         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Accumulated earnings                              7,999,245   8,030,551
                                                        ---------   ---------
            Total stockholders' equity                  9,958,601   9,989,907
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,043,827 $11,260,960
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2009       2008        2009        2008

  Revenue:
   Operating revenue            $ 1,115,238   2,596,108   2,185,041   4,767,371
   Other income                      15,293      20,711      33,353      45,708
                                  ---------   ---------   ---------   ---------
     Total revenue                1,130,531   2,616,819   2,218,394   4,813,079
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  841,384     995,746   1,716,566   1,972,273
   Depreciation, depletion
       and amortization             120,861      86,797     241,722     173,594
   General and
       administrative               132,839     180,560     279,572     317,697
   Abandonment and impairment
       of leaseholds                    -0-         -0-         -0-     141,134
   Interest                           1,478       1,983       3,165       4,435
   Doubtful account expense           6,075         -0-      13,546       5,309
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,102,637   1,265,086   2,254,571   2,614,442
                                  ---------   ---------   ---------   ---------
   Earnings(loss)before taxes        27,894   1,351,733     (36,177)  2,198,637
                                  ---------   ---------   ---------   ---------
  Federal and State taxes:
  Provision for federal
     income tax (benefit)             7,783     455,145     (16,128)    738,797
  Provision for state
      margin tax                      5,002      13,072      11,257      25,707
                                  ---------    --------   ---------   ---------
      Net earnings (loss)       $    15,109     883,516     (31,306)  1,434,133
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      (loss) per share               .01         .62        (.02)        1.01
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2009        2008

Net cash (used in) provided by operating
    activities                                   $  (151,407)    1,990,228

Cash flows from investing activities:
    Additions to oil and gas properties             (152,756)     (299,288)
                                                  -----------   -----------
Net cash used in investing activities               (152,756)     (299,288)

Net cash used in financing activities                    ---           ---
                                                  -----------   -----------
Net change in cash and cash equivalents             (304,163)    1,690,940

Cash and cash equivalents at
    beginning of period                            7,142,159     4,432,737
                                                   ----------   ----------
Cash and cash equivalents at
    end of period                                $ 6,837,996     6,123,677
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2009

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

Note 4:  Recently Issued Accounting Standards

In May, 2009, the FASB issued Statement No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this provision did not have a material impact on its financial statements.

In June, 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. The Boards objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors continuing involvement, if any, in transferred financial assets. This Statement is effective for annual reporting periods beginning after November 15, 2009. The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material impact on its financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). This Statement was issued to improve financial reporting by enterprises involved with variable interest entities. This Statement shall be effective as of the beginning of each reporting entity first annual reporting period that begins after November 15, 2009. The Company does not anticipate that the adoption of the provisions of this pronouncement will have any affect on its financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.
Rules and interpretive releases of the Securities and Exchange Commission
(SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of
GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.
The Company does not anticipate that the adoption of the provisions of this pronouncement will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $1,480,870 (57%) and $2,582,330 (54%) for the three-month and six-month periods ended June 30, 2009,from the comparable prior year periods primarily as a result of lower oil and gas prices in 2009 as compared to 2008. Production costs decreased by $154,362 (16%) and $255,707 (13%) for the three-month and six-month periods ended June 30, 2009, as compared to the prior year periods as the Company strived to reduce field expenses where possible.

General and administrative expenses decreased $47,721 (26%) and $38,125 (12%)for the three-month and six-month periods ended June 30, 2009 as compared to the prior year periods. Interest expense decreased $505 and $1,270 for the three-month and six-month periods ended
June 30, 2009, from the comparable 2008 periods. Depreciation, depletion and amortization increased by $68,128 (39%) for the six-month period ended June 30, 2009, from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties.



LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2009, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2009 has increased to 11.92 to 1 from 9.84 to 1 at December 31, 2008. Management believes that oil and gas property investing activities in 2009 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2009 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties.
Cash flow used in operations was $151,407 for the six months ended
June 30, 2009. The Company used $152,756 to invest in oil and gas properties in the first six months of 2009, compared to $299,288 in the first six months of 2008.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2009
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


The Company held its annual shareholder meeting on June 4, 2009. A brief description of each proposal and the voting results follow:

A company proposal to elect three directors.

	                        Number of Shares
	                  Voted For  Voted Against   Abstain

William G. Watson       1,331,726      450          2,875
Linda R. Watson         1,331,726      450          2,875
Robert L. Patterson	1,331,726      450          2,875

Results of other matters submitted to a vote were:

Ratification to Appoint Padgett Stratemann & Co. As Texas Vanguards Independent Registered Public Auditing Firm.

                                Number of Shares

                        Voted For   Voted Against  Abstain

                        1,333,476        125        1,450

Item 6. Exhibits


Exhibits:             31.1   Rule 13a-14(a)/15d-14(a) Certification
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

Date: August 6, 2009