Form 10-Q
period 2009-09-30
TEXAS VANGUARD OIL CO
filed 2009-11-12
CIK 315261

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

                   For the Quarter Ended September 30, 2009

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

                       Outstanding at September 30, 2009
                            1,416,587 shares

                                     1


                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information

 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2009 and December 31, 2008           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2009 and 2008                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2009 and 2008      4

         Notes to the Condensed Financial Statements           5-6

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         7

  Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                  7

  Item 4 - Controls and Procedures                             7

Part II. Other Information                                     8

Signatures                                                     8

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets

                                   Assets
                                                September 30,    December 31,
                                                       2009            2008
                                                  (Unaudited)       (Audited)

     Current assets:
          Cash and cash equivalents                  $ 7,075,493    7,142,159
          Trade accounts receivable, net of
             allowance for doubtful accounts
             of $127,168 and $105,318
             in 2009 and 2008, respectively               77,952      122,301
          Prepaid expense                                 12,333        8,550
          Prepaid federal income tax                     176,032        1,895
                                                       ---------    ---------
              Total current assets                     7,341,810    7,274,905
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   7,355,370    7,212,016
      Office furniture and vehicles                      226,542      223,753
                                                       ---------    ---------
                                                       7,581,912    7,435,769

     Less accumulated depreciation, depletion and
            amortization                              (3,771,557)  (3,450,714)
                                                       ---------    ---------
              Total property and equipment             3,810,355    3,985,055
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                          $ 11,153,165   11,260,960
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    284,841     417,954
      Taxes payable                                        20,702      56,062
      Asset retirement obligation, current portion        181,746     115,294
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      637,289     739,310
                                                        ---------   ---------
   Deferred federal income tax liability                  199,694     199,694
   Asset retirement obligation, less current portion      285,775     332,049

                                                        ---------   ---------
           Total Liabilities                            1,122,758   1,271,053

   Stockholders' equity:
      Common stock, par value $.05; authorized
        12,500,000 shares; 1,416,587 issued and
        outstanding in 2009 and 2008, respectively         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Accumulated earnings                              8,071,051   8,030,551
                                                        ---------   ---------
            Total stockholders' equity                 10,030,407   9,989,907
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,153,165  11,260,960
                                                       ==========  ==========


See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2009       2008           2009       2008
Revenue:
  Operating revenue    $  1,367,701  3,025,934     3,552,742  7,793,305
  Other income               14,172     17,239        47,525     62,947
                          ---------  ---------     ---------  ---------
     Total revenue        1,381,873  3,043,173     3,600,267  7,856,252
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           999,882  1,090,591     2,716,449  3,062,865
  Depreciation, depletion
    and amortization        122,199     87,322       363,921    260,916
  General and
    administrative          123,012    143,796       402,583    461,492
  Abandonment and
    impairment of
    leaseholds               10,410     95,000        10,410    236,134
  Interest                    1,323      1,725         4,488      6,160
  Doubtful account
    expense                   8,305        -0-        21,851      5,309
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,265,131  1,418,434     3,519,702  4,032,876
                          ---------  ----------    ---------  ----------
  Earnings
   before taxes             116,742  1,624,739        80,565  3,823,376
                          ---------   ---------    ---------  ----------
Federal and State taxes:
  Provision for federal
    income tax               36,991    546,462        20,863  1,285,259
  Provision for state
    margin tax                7,946     17,498        19,203     43,205
                          ---------   ---------    ---------   ---------
   Net earnings         $    71,805  1,060,779        40,499  2,494,912
                          =========   =========    =========   =========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587  1,416,587
                          =========   =========    =========  =========
Basic and diluted
 earnings per share          .05         .75          .03        1.76
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                Nine months ended
                                                   September 30,
                                                  2009         2008

Net cash provided by Operating activities  $    132,964  $ 3,347,182

Cash flows used in investing activities:
  Additions to oil and gas properties          (159,481)    (797,737)
  Purchase of equipment                         (40,149)     (29,653)
                                              ----------   ----------
Net cash used in investing activities          (199,630)    (827,390)

Net cash used in financing activities                -0-          -0-
                                             -----------  -----------
Net change in cash
  and cash equivalents                          (66,666)   2,519,792

Cash and cash equivalents at
  beginning of period                         7,142,159    4,432,737
                                              ----------   ---------
Cash and cash equivalents at
  end of period                            $  7,075,493  $ 6,952,529
                                              =========    =========

See accompanying notes to condensed financial statements.

                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2009

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

Note 4: Recently Issued Accounting Standards

In May, 2009, the FASB issued Statement No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this provision did not have a material impact on the Company financial statements.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.
Rules and interpretive releases of the Securities and Exchange Commission
(SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of
GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.
The adoption of the provisions of this pronouncement did not have a material impact on the Company financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, effective for the first reporting period after issuance. This
Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability or similar liabilities when traded as an asset or another valuation technique that is consistent with the principles of Topic 820. The adoption of Update 2009-05 did not have any affect on the Company financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for interim and annual periods ending after September 15, 2009. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosure - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of the provisions of Update 2009-12 did not have any affect on the Company financial statements.

                                      5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $1,658,233 (55%) and $4,240,563 (54%) for the three-month and nine-month periods ended September 30, 2009 from the comparable prior year periods primarily as a result of lower oil and gas prices in 2009 as compared to 2008. Production costs decreased by $90,709 (8%) and $346,416 (11%) for the three-month and nine-month periods ended September 30, 2009 as compared to the prior year periods as the Company strived to reduce field expenses where possible.

General and administrative expenses decreased $20,784 (14%) and $58,909 (13%) for the three-month and nine-month periods ended September 30, 2009 as compared to the prior year periods. Interest expense decreased $402 and $1,672 for the three-month and nine-month periods ended September 30, 2009 from the comparable 2008 periods. Depreciation, depletion, and amortization increased by $103,005 (39%) for the nine-month period ended September 30, 2009 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2009, the Company provided a provision of $10,410 and $10,410 for the impairment of value of oil and gas properties due to less than expected production history of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2009, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2009, has increased to 11.52 to 1 from 9.84 to 1 at December 31, 2008. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $132,964 for the nine months ended September 30, 2009. The Company used $159,481 to invest in oil and gas properties in the first nine months of 2009 as compared to $797,737 in the first nine months of 2008.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2009 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2009.

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

Date: November 6, 2009