Form 10-K
period 2009-12-31
TEXAS VANGUARD OIL CO
filed 2010-03-31
CIK 315261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10K

                             (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the Year Ended December 31, 2009
                                 or

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

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

	[   ] Large accelerated filer	[   ] Accelerated filer
	[   ] Non-accelerated filer	[ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that days average bid and asked price on the Over-the-Counter Bulletin Board, as of June 29, 2009 (the last business day of the registrants most recently completed second fiscal quarter) was $2,263,932.

On March 1, 2010, there were 1,416,587 shares of the registrants common stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE:

The registrants definitive proxy statement regarding the election of directors at the registrants 2009 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2010, has been incorporated by reference in Part III of this report.


                                PART I

FORWARD-LOOKING STATEMENTS

This annual report contains various forward-looking statements within the meaning of the Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in the Form 10-K that address activities, events or developments of the Company are forward-looking statements and represent managements expectations or beliefs concerning future events, and may be signified by the words expect, estimate, believe, anticipate, predict or other similar expressions. Forward-looking statements appear throughout this Form 10-K with respect to, among other things: estimates of future oil and natural gas production; estimates of future oil and natural gas prices; estimates of oil and natural gas reserves; future drilling and operations; future capital expenditures; future net cash flows; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.

ITEM 1. BUSINESS

General

   Texas Vanguard Oil Company (the "Company" or "Registrant") was incorporated under the laws of the state of Texas on December 4, 1979. The business of the Company is to engage in the acquisition, exploration, development, and operation of onshore oil and natural gas properties in the United States, principally in Texas. The Company also engages in oil and natural gas exploration, development and production in New Mexico, Oklahoma, Nebraska and Wyoming. The Company business plan is to expand its reserve base, increase production, and to increase cash flow through acquisition of producing oil and natural gas properties. Along with operated producing properties, the Company acquires non operated interests, leasehold interests and participates in re-entries and low risk drilling projects.

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Natural Gas

   The market for the Company's primary products, oil and natural gas depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines and general fluctuations in the supply and demand for oil and natural gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and natural gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (15% in 2009 and 21% in 2008) and Plains Marketing (52% in 2009 and 52% in 2008). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on its operations as it could sell its production to other gathering companies at comparable prices.
Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and natural gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and natural gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

Competition

   The oil and natural gas industry is highly competitive in all aspects. The Company competes with major oil companies, numerous independent oil and natural gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for, and purchase a greater number of potential producing prospects than the Company's own resources permit. The Company's ability to generate reserves will depend not only on its ability to develop existing properties, but also on its ability to identify and acquire proven and unproven acreage and prospects for future exploration.

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

Regulation

  The production and sale of crude oil and natural gas are currently subject to extensive regulation of both federal and state authorities. At the federal level there are price regulations and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and natural gas. Although compliance with their laws and regulations has not had a materially adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely affected thereby.

Employees

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2009, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of other companies that have oil and gas interests. Due to this a conflict may arise. In 2009, a company owned by William Watson participated in one of the drilling projects in which the Company also had an interest. The terms of the participation were the same for both companies.

ITEM 1A. RISK FACTORS

	There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

RISKS RELATED TO BUSINESS
Industry Competition

	Competition for oil and natural gas reserves is significant. We compete with major oil and gas companies, independent oil and gas companies and individual producers and operators. Most of our competitors have substantially greater financial and other resources than we do. These competitors may be able to pay more for properties and prospects and be able to define, evaluate, bid for , and purchase a greater number of properties and prospects than we can. These competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend on our ability to evaluate, select and acquire suitable producing properties and prospects for future development activities.

Commodity Price Volatility

	Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile. We cannot predict future oil and natural gas prices with any degree of certainty. Factors that cause price fluctuations include the level of global demand for petroleum products, domestic and foreign supply of oil and natural gas, storage and refining capacities, weather conditions, the price of foreign oil and natural gas, the price and availability of alternative fuels, domestic and foreign governmental regulations, and overall political and economic conditions in oil producing countries.

	Changes in oil and natural gas prices affect the amount of cash flow available for capital expenditures, our ability to borrow money, and impact both estimated future net revenue and the estimated quantity of proved reserves. Lower prices may also reduce the amount of oil and natural gas that can be produced economically. Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Operational Risks

	Our operations are subject to hazards and risk inherent in drilling for and producing oil and natural gas. Risks include well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases, and other environmental hazards. Any of these operational hazards could result in substantial losses to us.

Insurance

	Our operations are subject to the usual hazards incident to drilling for and producing oil and natural gas. We maintain insurance coverage customary for operations, but losses could arise in excess of our existing insurance coverage. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse affect on the Company financial condition and results of operations.

Drilling May Not Result In Reserves

	New wells or re-entries in which we participate may not be productive or we may not recover all or any portion of our investment in such wells.
Drilling for oil and natural gas often involves unprofitable results, not only from dry holes but also from wells that are productive but do not produce sufficient quantities to return a profit at current commodity prices. The cost associated with drilling, completing and operating a well is often uncertain and rising costs or declining commodity prices can adversely affect the economics of a project.

Acquisitions Subject To Risks And Uncertainties

	A significant portion of our business plan includes acquisition of producing properties. During the review of potential acquisitions, the future production, operation costs, recoverable reserves, production difficulties, potential environmental and other liabilities must be assessed. Generally, it is not feasible to conduct a detailed review of each property. In addition, our financial resources may not allow us to evaluate properties in a manner consistent with industry practices and therefore may not reveal all existing potential problems.

Transportation Facilities Owned By Others

	The marketability of our production depends in part on the availability, proximity, and capacity of natural gas gathering systems, pipelines and processing facilities owned by third parties. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather and market our oil and natural gas.

Limited Control of Non-Operated Properties

	A portion of our business plan includes our participation as a minority owner in working interests of oil and natural gas properties operated by other companies. We have a limited ability to exercise influence over operating procedures, expenditures or future development of non-operated properties. The failure of an operator to adequately perform operations could reduce our production and revenue and increase our costs in these properties.

Estimation of Reserves

	Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, development costs and workover costs, all of which may vary considerably from actual results. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.
For this reason, estimates of the economically recoverable quantities of oil and natural gas and of future net cash flows expected therefrom may vary substantially. The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2009. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Actual future prices and costs may be materially higher or lower.

Loss of Key Personnel

	Daily operation of our Company depends on a small group of key personnel. These individuals have extensive experience and expertise in analyzing and evaluating producing properties and drilling prospects, executing acquisitions, maximizing production from our existing properties and running the financial and administrative areas of the Company in an efficient manner. The unexpected loss of service of one or more of these individuals could significantly and adversely affect our operations. Competition for highly qualified individuals is intense and we may be unable to find or attract qualified replacements for our key personnel on acceptable terms.

Environmental Regulations

	Our operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated, as well as properties that we currently own and operate. Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share.

Governmental Regulations

	Domestic oil and natural gas exploration, production, and marketing are extensively regulated by federal, state and local agencies. The heavy regulatory burden on the oil and natural gas industry increases its costs of doing business and consequently affects its profitability. Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. Such matters are beyond the Company ability to accurately predict or control.

RISK RELATED TO OUR COMMON STOCK

No Cash Dividends

	We have paid no cash dividends on our common stock to date and it is not anticipated that any will be paid to holders of our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Stockholders must rely on sales of their common stock, after price appreciation, which may never occur, as the only way to realize a return on their investment.

Issuance of Additional Stock Could Cause Dilution

	We may seek to use Treasury stock along with cash to purchase producing properties in the future. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Control By Executive Officers And Directors

	As of December 31, 2009, our executive officers and directors beneficially owned approximately 78% of our common stock. These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our board of directors and the approval of mergers and other business transactions.

Small Amount of Float

	Our company has a small amount of common stock in the market. Accordingly, shareholders may find a liquidity problem when selling our stock and may find selling our stock at a particular price to be difficult.

Common Stock Volatility

	Our common stock is traded over-the counter (OTC). The market price of our common stock has been volatile and could fluctuate substantially due to fluctuations in commodity prices, variations in results of operations, legislative or regulatory changes, general trends in the industry, market conditions and other events in the oil and natural gas industry.

Costs Incurred As A Public Company

	As a public company, we incur legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None


ITEM 2. PROPERTIES

  The Company owns no significant properties other than oil and natural gas properties. It leases approximately 2,000 square feet of space for its executive offices at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750. The Company currently has a month-to-month lease with a company owned by the Chairman of the Company for these facilities. The rent for these facilities is $2,200 per month.

Well Activity

   During 2009, the Company participated in the completion of one oil producer which had begun drilling in 2008. The Company also participated in the re-entry of three wells in 2009. One re-entry resulted in an oil producer. At yearend, the other two re-entries were in the process of being completed as oil producers. The Company also participated in the drilling of one new well.
At yearend, the well was waiting on completion. The Company also acquired interest in one producing natural gas well. In addition, the Company also acquired additional interest in one oil producer which the Company operates. All of the Company's oil and natural gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2007, 2008 and 2009.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2007            49      2.80              4        0.04        0        0
2008            17      1.30              9        0.46        0        0
2009             4      0.37              1        0.13        0        0

(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or natural gas in sufficient quantities to justify completion of the well.

(4) In 2007, the Company participated in the drilling of two wells. One well was completed as an oil producer and one was waiting for a pipeline connection at yearend, then completed as a natural gas producer in early 2008.

(5) In 2008, the Company participated in the drilling of two new wells. One well was completed as an oil producer and the other well was completed as an oil producer in early 2009.

   The Company is not obligated to provide a fixed and determinable quantity of oil or natural gas in the future under existing contracts or agreements.

Significant Properties

   Over the past two years, the Company has made investments in proven oil and natural gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and natural gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas, and southeast New Mexico.
As of December 31, 2009, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2009, the Company has pledged its interest in certain
properties  and  well  equipment  against a line of credit.   None of the
individual properties  are significant.

Productive Wells and Acreage

   The following table sets forth by a county the Company's gross and net productive wells and developed acreage as of December 31, 2009. All counties are in Texas unless otherwise noted.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Andrews           1      .04     ---         .00          80.00           3.00
Bastrop (b)      84    65.17      47       40.26       3,208.46       2,677.93
Bee               5      .31      12        1.20         685.70          60.92
Burleson          1      .62     ---         .00         280.00         173.31
Chaves (c)      ---      .00       1         .50         160.00          80.00
Crane (b)        13    11.02     ---         .00         160.00         110.79
Crockett        ---      .00       2        2.00         160.00         160.00
Eastland (b)    ---      .00       4         .09         122.00           1.30
Eddy (c)          4      .88       1         .11         440.00          65.50
Fayette (b)      19    12.66       2         .75       3,934.49       1,613.52
Garza (b)         3      .05     ---         .00          30.00            .47
Grimes            1     1.00     ---         .00         652.85         652.85
Haskell (f)     ---      .00       1         .13         640.00          83.39
Hemphill        ---      .00       1         .13         700.00          87.50
Hidalgo         ---      .00       3         .34         457.86          23.39
Kent (b)         27      .67     ---         .00       1,411.65          29.49
Kimball (d)       1      .05     ---         .00          40.00           2.00
Lea (b)(c)        4      .38       1         .07         614.45          70.87
Lee (b)         111    91.60       5        4.55       2,873.40       2,110.09
Lipscomb          1      .03     ---         .00          80.00           2.50
Martin            4     3.76     ---         .00         320.19         300.74
Midland           3      .14     ---         .00         240.00          11.33
Nolan (b)         1      .03     ---         .00          40.00           1.25
Parker (b)      ---      .00       1         .01         136.91            .83
Schleicher        2      .50     ---         .00          80.00          20.00
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21     ---         .00       1,032.92         103.29
Weston (e)        3      .94     ---         .00         120.00          37.42
Wilson            1      .95     ---         .00          80.00          76.00
Woodward (f)      1      .01     ---         .00         640.00           3.32
             ------   -------  -----       -----       --------       --------
                294   191.05      82       50.27      20,140.88       8,582.20

(a) A gross well is a well in which the Company owns either a working interest or a royalty interest. Gross acres are the total acres in a lease. Net acres are the gross acres multiplied by the Company interest in the lease.
(b)   The Company owns overriding royalty interest in these counties.
(c)   Chaves, Eddy and Lea Counties are located in New Mexico.
(d)   Kimball County is located in Nebraska.
(e)   Weston County is located in Wyoming.
(f)   Haskell and Woodward Counties are located in Oklahoma.

Reserve Quantity Information

   For information required by FASB Accounting Standards Codification topic, Extractive Activities Oil and Gas, see the Supplemental Oil and Gas Information section included in Item 7. This section also includes estimates of proven oil and gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and natural gas production, average sales prices and production costs per unit for the years ended December 31, 2009, 2008 and 2007.


                                             2009       2008      2007
  Oil:
     Production volume (barrels)            56,080     56,467    61,293
     Average sales price per barrel        $ 55.48    $103.66    $68.04
  Gas:
     Production volume (MCF)               311,377    345,512   359,969
     Average sales price per MCF           $  4.34     $ 9.36    $ 7.24

  Average production costs per
     equivalent barrel                     $ 33.30     $38.12    $34.24

   The worldwide crude oil prices of 2009 continue to fluctuate in 2010. The Company cannot predict how prices will vary during 2010 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE

   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2009. All counties are in Texas unless otherwise noted.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,306.18            1,804.15
          Crane                 593.64              563.61
          Crosby              1,118.77              559.38
          Eastland              199.30                2.37
          Eddy (a)              480.00               65.00
          Fayette             1,865.64              325.97
          Garza               2,771.10              548.51
          Kent                4,037.44            1,471.31
          Lea (a)               880.00              326.56
          Lee                 1,930.11            1,615.33
          Midland               133.33                9.11
          Terry                 320.00               32.00
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             17,989.02            8,018.08
                             =========            ========

Of the 8,018.08 net undeveloped acres under lease, 8,013.09 net acres are being held by production.

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


                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price
                                     High                Low
     Fiscal 2009

        First Quarter           $   6.95          $    5.25
        Second Quarter              7.50               6.00
        Third Quarter               7.95               5.30
        Fourth Quarter             10.01               5.50

     Fiscal 2008

        First Quarter           $  12.00          $   10.73
        Second Quarter             15.83               8.25
        Third Quarter              13.98               8.00
        Fourth Quarter             10.30               6.05



   At December 31, 2009, the approximate number of holders of record of the Company's common stock was 424. The Company has not paid any dividends and has no plans to do so in the immediate future. The Company issued no equity securities in 2009. The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2009 cash increased by $50,397 while cash increased for the year ended December 31, 2008 by $2,709,422. The cash flow from operating activities in 2009 was $519,317;
a decrease of $3,312,225 from 2008. The cash flow from operating activities in 2008 was $3,831,542; an increase of $1,788,481 from 2007.
The significant use of cash, other than for operating expenses, has been investments in oil and natural gas properties. Investments in oil and natural gas properties were $428,771 and $1,063,256 in 2009 and 2008, respectively. As of December 31, 2009, the Company had a cash balance of $7,192,556, and notes payable of $150,000 as compared to the December 31, 2008, cash balance of $7,142,159, and notes payable of $150,000.

During the last two years, the Companys investment in producing oil and natural gas properties and low risk drilling projects was provided by cash flow from operating activities. Investments may also be funded by sales of other oil and natural gas properties, and/or from borrowings on notes payable to banks. The Company sells selected properties when it is more economical to sell rather than produce them.

Working capital at December 31, 2009, increased to 9.96 to 1 from 9.84 to 1 at December 31, 2008. The Company continued its policy of making strategic investments in producing oil and natural gas properties and investing in low risk drilling projects in the same or similar fields to properties already operated by the Company, which are primarily financed with cash from operations and/or short term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Companys liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2010 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and natural gas properties in 2010 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2010 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2009.

   At the end of 2009, the Company was holding a substantial cash reserve.
In the last quarter of 2008, commodity prices began a substantial decline.
By the end of the first quarter of 2009, commodity prices were less than half of their 2008 highs. With very low commodity prices, operated properties did not come to the market. As a result, the Company adjusted its focus and began participating in low-risk drilling projects. As commodity prices fluctuate, the Company will continue to make adjustments in order to best match our criteria.

   As of December 31, 2009, the Company had a $5,000,000 line of credit secured by producing oil and natural gas properties and well equipment owned by the Company. The line credit matures on May 16, 2011. The Company also maintains a $1,000,000 line of credit secured by a certificate of deposit. The line of credit matures on April 27, 2010 (see note 3 of notes to financial statements for further explanation).

RESERVE ESTIMATES

At the end of 2009, the Company oil reserves were 431,638 barrels of oil, an increase of 21% from the prior year. The Company natural gas reserves were 2,108,346 MCF of natural gas, down 10% from the prior year. The increase in oil reserves is attributable to successful low risk drilling projects. The declines in natural gas reserves is primarily due to lower commodity prices, the natural decline of production, and pipeline pressure issues.

	Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed. For these reasons, estimates of the economically recoverable quantities of oil and natural gas and estimates of the future net cash flows expected therefrom may vary substantially.
Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2009. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.

ANALYSIS OF RESULTS OF OPERATIONS

  Oil and natural gas sales revenue decreased in 2009 by 51% and increased in 2008 by 32%. The Companys total revenue for the fiscal year ended December 31, 2009, was $5,007,217 as compared to $9,744,676 as of
December 31, 2008.

  In 2009, oil production volume decreased by less than 1% at the same time as the average price per barrel decreased by 46% to $55.48. Also, in 2009, the natural gas production volume decreased by 10% at the same time as the average price per MCF decreased by 54% to $4.34. In 2008, oil production volume decreased by 8% at the same time as the average price per barrel increased by 52% to $103.66. Also, in 2008, the natural gas production volume decreased by 4% while the average price per MCF increased by 29% to $9.36. The fluctuation in oil and natural gas prices is solely attributable to commodity market change.

   Oil and natural gas production expenses decreased in 2009 by 17% and increased in 2008 by 5%. The decrease in production costs for 2009 is largely associated with a decrease in workover expenses as compared to the prior year as well as the Company efforts to reduce field expenses where possible, while the increased production costs for 2008 is largely associated with an increase in overall field expenses.

   The Company participated in the drilling of 4 wells in 2009 and 2 wells in 2008, and the costs associated therewith were capitalized.

    In 2009 and 2008, interest expense decreased 26% and 19%, respectively, over the prior years due to a reduction of interest rates on outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and natural gas produced, changes in price of oil and natural gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion decreased
13% in 2009 as compared to a 47% increase in depletion in 2008.

  Total general and administrative expenses decreased $44,796 in 2009 while total general and administrative expenses increased $77,995 in 2008.

    In 2009 and 2008, the Company recorded an allowance of $133,521 and $105,318, respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

   In 2009 and 2008, the Company recognized approximately $15,086 and $250,763, respectively, for the impairment of value of oil and natural gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2009 are as follows:

Contractual Obligations:         2010   Thereafter    Total

          Debt Obligations   $ 150,000     ---      $150,000
                               =======  =========   ========


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



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors
Texas Vanguard Oil Company:


We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2009 and 2008, and the related statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine managements assessment of the effectiveness of the Company internal control over financial reporting as of December 31, 2009, included in the accompanying Managements Annual Report on Internal Control over Financial Reporting and, accordingly, we not express an opinion thereon.


Padgett, Stratemann & Co. L.L.P.
Certified Public Accountants
San Antonio, Texas
March 22, 2010



                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2009 and 2008

                                    ASSETS
                                                          2009          2008
Current assets:
    Cash (including certificates of deposit of
       $1,250,000, pledged, in 2009 and 2008,
       respectively)                                $  7,192,556  $ 7,142,159
    Trade accounts receivable, net of allowance
       for doubtful accounts of $133,521 and
       $105,318 in 2009 and 2008, respectively            98,896      122,301
     Prepaid expense                                      66,656        8,550
     Prepaid federal income tax                          145,037        1,895
                                                       ----------   ---------
            Total current assets                       7,503,145    7,274,905
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               7,468,672    7,062,204
       Unproven properties                               151,312      149,812
Office furniture and equipment                           226,542      223,753
                                                       ---------    ---------
                                                       7,846,526    7,435,769
Less accumulated depreciation, depletion and
    amortization                                      (3,896,502)  (3,450,714)
                                                       ---------    ---------
                                                       3,950,024    3,985,055
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $ 11,454,169  $11,260,960
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    419,956  $   417,954
    Taxes payable                                         28,792       56,062
    Asset retirement obligation, current portion         154,931      115,294
    Notes payable                                        150,000      150,000
                                                       ---------    ---------
            Total current liabilities                    753,679      739,310
                                                       ---------    ---------
Deferred federal income tax liability                    250,664      199,694
Asset retirement obligation, less current portion        260,312      332,049
                                                       ---------    ---------
            Total Liabilities                          1,264,655    1,271,053
                                                       ---------    ---------
Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,416,587 issued and
    outstanding in 2008 and 2007, respectively            70,828       70,828
    Additional paid-in capital                         1,888,528    1,888,528
    Retained earnings                                  8,230,158    8,030,551
                                                       ---------    ---------
            Total stockholders' equity                10,189,514    9,989,907
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 11,454,169  $11,260,960
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2009 and 2008

                                            2009        2008

Revenues:
    Oil and gas sales                $  4,488,427 $ 9,135,376
    Well operation fees                   121,383     122,420
    Other, net                            337,614     408,432
    Interest income                        59,793      78,448
                                        ---------   ---------
       Total revenues                   5,007,217   9,744,676
                                        ---------   ---------
Expenses:
  Production cost                       3,595,395   4,347,275
  Depreciation, depletion
    and amortization                      488,866     559,518
  Interest expense                          5,797       7,863
  General and administrative              542,643     587,439
  Impairment in value of
    oil and gas property                   15,086     250,763
  Doubtful accounts expense                28,203         ---
                                        ---------   ---------
       Total expenses                   4,675,990   5,752,858
                                        ---------   ---------
  Earnings before income tax              331,227   3,991,818

Federal and State taxes:
  Provision for federal income tax         63,771   1,287,344
  Deferred federal income tax
    (benefit)                              39,057    (129,635)
  Provision for state margin tax           28,792      54,087
                                         --------   ---------

Net earnings                          $   199,607 $ 2,780,022
                                        =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587
                                        =========   =========

Basic and diluted earnings
    per share                         $    .14    $   1.96
                                        =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2009 and 2008

                                                                        Total
                               Common Stock     Additional              Stock-
                             Shares     Amount    Paid-In    Retained   holders
                                                  Capital    Earnings   Equity

Balances at Dec. 31, 2007 1,416,587  $70,828  $1,888,528  $5,250,529 $ 7,209,885

   Net earnings                 ---      ---         ---   2,780,022   2,780,022
                           --------- --------  ---------   --------- -----------
Balances at Dec. 31, 2008 1,416,587  $70,828  $1,888,528  $8,030,551 $ 9,989,907

   Net earnings                 ---      ---         ---     199,607     199,607
                           --------- --------  ---------   --------- -----------
Balances at Dec. 31, 2009 1,416,587  $70,828  $1,888,528  $8,230,158 $10,189,514
                          ========= ========= ==========  ========== ===========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2009 and 2008

                                               2009         2008

Cash flows from operating activities:
 Net earnings                            $   199,607  $ 2,780,022
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       488,866      559,518
    Impairment in value of oil and
      gas property                            15,086      250,763
    Doubtful accounts expense                 28,203          ---
  Changes in assets and liabilities:
    (Increase) decrease in receivables        (4,799)       6,025
    Increase (decrease) in payables
       and accrued expenses                  (57,368)     111,965
    (Increase) decrease in prepaid taxes    (143,142)     261,434
    Increase (decrease) in deferred
       federal income tax liability           50,970     (129,635)
    (Increase) decrease in prepaid
       expense                               (58,106)      (8,550)
                                           ---------    ---------
Net cash provided by
  operating activities                       519,317    3,831,542
                                           ---------    ---------
Cash flows from investing activities:
Additions to oil and gas properties         (428,771)  (1,063,256)
Purchases of equipment                       (40,149)     (58,864)
                                            ---------    ---------
   Net cash used in investing activities    (468,920)  (1,122,120)
                                            ---------    ---------
Cash flows from financing activities:
   Net cash used in
     financing activities                        ---          ---
                                           ---------    ---------
   Net increase in cash                       50,397    2,709,422

   Cash and cash equivalents at
     beginning of year                     7,142,159    4,432,737
                                           ---------    ---------
   Cash and cash equivalents at
     end of year                         $ 7,192,556  $ 7,142,159
                                          ==========   ==========
Supplemental disclosure of
  cash flow information:
   Interest paid                         $     5,797  $     7,863
                                          ==========   ==========

   Cash paid for income taxes            $   249,563  $ 1,068,485
                                          ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2009 and 2008


(1) Significant Accounting Policies

Description of Business - Texas Vanguard Oil Company (the Company) engages in the acquisition, exploration, development, and operation of onshore oil and natural gas properties in the United States, principally in Texas.
The Company owns interests in producing properties and undeveloped oil and gas leases in Texas, Wyoming, Nebraska, Oklahoma and New Mexico. The Company sells all of its production to traditional industry purchasers who have the facilities to transport the oil and natural gas from the well site.

Oil and Natural Gas Properties - The Company follows the "successful efforts" method of accounting for oil and natural gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and natural gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical, carrying and production costs are charged to expense as incurred.

Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic - Property, Plant, and Equipment, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

The Company performs a periodic review for impairment of proved properties. The Company determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense. Upon the sale of oil and natural gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations.

Impairment of unproved properties is assessed periodically and any impairment in value is currently charged to expense. Loss is recognized to the extent that such impairment is indicated. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $15,086 and $250,763 were recorded in 2009 and 2008, respectively.

Depreciation, depletion and amortization of proved oil and natural gas property costs, including related equipment and facilities, are provided using the units-of-production method on a property by property basis.

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

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2009 and two purchasers in 2008 as follows: 2009 - 52%, 15% and 2008 - 52%, 21%. The
Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). Effective October 14, 2008, the FDIC ruled that all non-interest bearing deposit accounts at an FDIC insured institution are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 13, 2010. In addition, interest bearing accounts are insured up to at least $250,000 per account.
At December 31, 2009, cash in one interest bearing account exceeded the FDIC limits. The Company has not experienced any losses on deposits.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The most significant estimates pertain to proved oil and natural gas reserve volumes and the future development costs. Actual results could differ from those estimates.

(2) Recently Issued Accounting Standards

In May, 2009, the FASB issued the Subsequent Events topic of the FASB Accounting Standards Codification. The objective of this topic is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this provision did not have a material impact on the Company financial statements.

In June, 2009, the FASB issued the Transfers and Servicing topic of the FASB Accounting Standards Codification. The Boards objective in issuing this topic is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors continuing involvement, if any, in transferred financial assets. This topic is effective for annual reporting periods beginning after November 15, 2009. The adoption of the provisions of this pronouncement did not have a material impact on the Company financial statements.


In June 2009, the FASB issued the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this topic, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background Information about the guidance, and provide the bases for conclusions on the change(s)in the Codification. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non authoritative. The adoption of the provisions of this pronouncement did not have a material impact on the Company financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, effective for the first reporting period after issuance. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability or similar liabilities when traded as an asset or another valuation technique that is consistent with the principles of Topic 820. The adoption of Update 2009-05 did not have any effect on the Company financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for interim and annual periods ending after September 15, 2009. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosure-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of the provisions of Update 2009-12 did not any effect on the Company financial statements.


(3) Notes Payable and Long-term Debt

The Company had notes payable to banks as follows at December 31:

                                                            2009          2008
Line of credit with a bank in the amount of
  $5,000,000. Interest payable monthly at
  prime plus 1.0%, secured by oil and gas
  properties.  The line of credit matures on
  May 16, 2011.                                       $      ---    $      ---

Line of credit with a bank in the amount of
  $5,000,000. Interest payable monthly at
  prime plus .5%, secured by oil and gas
  properties.  The line of credit matured on
  May 16, 2009.                                              ---           ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 3.50%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matures on April 27, 2010.          150,000           ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 4.50%,
  secured by $1,000,000 in certificates of deposit.
  The line of credit matured on April 27, 2009.               ---      150,000


                                                        ---------    ---------
    Total debt                                            150,000      150,000
Less current installments                                (150,000)    (150,000)
                                                        ---------    ---------
Long-term debt, excluding current installments       $        ---  $       ---
                                                        =========    =========


As of December 31, 2009 and 2008, respectively, the Company had no long term debt.

(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $246,000 and $240,000 as compensation for performance of those services during the years ended December 31, 2009 and 2008, respectively. Effective January 1, 2010, the agreement was continued with terms of $20,500 per month through December 31, 2010.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $26,400 and $25,800 for the years ended December 31, 2009 and 2008, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2009 and 2008 these individuals received $15,175 and $110,638, respectively.

During the years ended December 31, 2009 and 2008, a Director of the Company received $69,000 and $69,000, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(5) Federal Income Taxes

The federal income tax expense for 2009 and 2008 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2009 and 2008, consists of:

                                                2009        2008

Current tax expense                        $   63,771   $1,287,344
Deferred tax expense (benefit)                 39,057     (129,635)
                                            _________   _ ________
                                           $  102,828   $1,157,709
                                            =========   ==========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 is presented below:

                                                             2009       2008

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                    $ (250,664)  $ (199,694)
                                                        ---------   ----------
   Total deferred tax liability                       $ (250,664)  $ (199,694)
                                                        =========   ==========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2009 and 2008, which may be carried forward and used to reduce taxable income in future years.

We adopted additional provisions from the Income Taxes topic of the FASB Accounting Standards Codification, which clarifies the accounting for uncertainty in income taxes recognized in an entity financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of these additional provisions at the time of adoption and at December 31, 2009, the Company did not recognize a liability for uncertain tax positions. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2002 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.


(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2009 and 2008.

(7) Asset Retirement Obligation

The Asset Retirement and Environmental Obligations topic of the FASB Accounting Standards Codification requires that an asset retirement obligation (ARO)associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Companys credit-adjusted risk-free interest rate. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.


           					               2009 	  2008
      Asset retirement obligation
        Beginning of year	                 $ 447,343  $ 264,798
        Liabilities incurred during the period    26,904     18,003
        Settlements                              (23,013)       ---
        Accretion expense		              11,349     11,349
        Revisions in estimated cash flow         (47,340)   153,193
                                                 -------    --------
	Asset retirement obligation
	  End of year                            $ 415,243  $ 447,343
                                                 =======    =======




                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2009 and 2008
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2009 and 2008. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and natural gas and other factors. All of the Companys oil and natural gas reserves are located in the United States.

                             2009                   2008
                        Oil        Gas         Oil         Gas
                       BBLS        MCF        BBLS         MCF

Proved developed
reserves:
Beginning of year    358,119    2,330,534    595,907     3,386,477
Revisions of
 previous
estimates            124,709       85,153   (187,065)     (781,243)
Extensions
 and Discoveries       4,804        3,092        938        37,596
Purchase of
 minerals in place        86          944      4,806        33,216
Sale of minerals         ---          ---        ---           ---
Production           (56,080)    (311,377)   (56,467)     (345,512)
                   ---------    ---------    --------     ---------
End of year          431,638    2,108,346    358,119     2,330,534
                   =========    =========    ========    =========
Proved developed
   reserves:
Beginning of year    358,119    2,330,534    595,907     3,386,477
End of year          431,638    2,108,346    358,119     2,330,534

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows as related to existing proved oil and natural gas reserves were computed using an average of the closing price for oil and natural gas on the New
York Mercantile Exchange (NYMEX) on the first day of each month during 2009. costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards. The Company cannot predict price fluctuations, which may occur in the future.

                                            December 31,
                                         2009           2008

Future cash inflows                 $ 33,172,680  $  28,021,930
Future production
  and development costs              (18,583,300)   (17,164,290)
Future income tax expenses            (3,250,717)    (1,977,217)
                                     ------------   ------------
     Future net cash flows            11,338,663      8,880,423

10% annual discount for
  estimated timing of cash flows      (3,587,061)   (2,885,625)
                                     ------------   ------------
Standardized measure of
  discounted future net cash flows  $  7,751,602  $   5,994,798
                                    ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2009         2008
Changes:
Sale of oil and gas produced, net of
 production costs                       $    893,032  $ 4,788,101
Net changes in prices and production
 costs                                       213,785   (2,455,554)
Purchase of minerals in place                    357       13,866
Extensions and discoveries                    11,526        9,337
Sales                                            ---          ---
Revisions of previous quantity estimates     500,074   (2,158,077)
Accretion of discount                        599,480    1,816,481
Other                                       (461,450) (14,184,170)
                                           ----------   ----------
    Net changes                            1,756,804  (12,170,016)

Beginning balance - standardized measure
 of discounted future net cash flows       5,994,798   18,164,814
                                          ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $  7,751,602  $ 5,994,798
                                          ==========   ==========

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            Years ended December 31,
                                               2009         2008

Unproven oil and gas properties
    (including wells in progress)        $   151,312  $   149,812

Proven oil and gas properties              7,468,672    7,062,204

Accumulated depletion and amortization    (3,791,675)  (3,342,078)
                                          ----------   ----------
   Net capitalized costs                 $ 3,828,309  $ 3,869,938
                                          ==========   ==========

Costs Incurred in Oil and Gas Property
 Acquisition, Exploration and Development Activities

                                          Years ended December 31,
                                               2009        2008

Acquisition of properties - unproven    $     1,500   $      ---
Acquisition of properties - proven          428,771    1,063,256
Exploration costs                               ---          ---
Development costs                               ---          ---

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

The aggregate fees billed to the Company by Padgett, Stratemann & Co. L.L.P.
for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2009 totaled $38,000. The aggregate fees billed to the Company by Padgett, Stratemann & Co. L.L.P. for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2008 totaled $35,500.

Tax Fees.

Tax services for the fiscal years ended December 31, 2009 and 2008 were Not provided by Padgett, Stratemann & Co. L.L.P.

All Other Fees.

For the fiscal year ended December 31, 2008 the fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for other services totaled $1,750. The Company engaged Padgett, Stratemann & Co., L.L.P. to perform a review of the Companys SOX documentation. There were no fees for other services paid to Padgett, Stratemann & Co., L.L.P. for the fiscal year ended December 31, 2009.

It is the audit committees policy to pre-approve all services provided by Padgett, Stratemann & Co. L.L.P. All services provided by Padgett, Stratemann & Co., L.L.P. during the years ended December 31, 2009 and 2008, were pre-approved by the audit committee.

                              PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2009 and 2008 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2009, and notes to financial statements are included in Item 8.

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

10.1 Management agreement between Texas Vanguard Oil Company and Robert Watson Inc. dated January 1, 2009.

31.1   Rule 13a-14(a)/15d-14(a) Certification

32.1   18 U.S.C. Section 1350 Certification

99.1   Reserve Report

* Incorporated by reference.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief Executive                  March 26, 2010
Officer and Chief Financial
Officer
March 26, 2010

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 26, 2010
March 26, 2010


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

                                      2009 Annual Shareholders Meeting
                                      June 10, 2010, at 10:00 A.M. CST
                                      Holiday Inn Northwest
                                      8901 Business Park Drive
                                      Austin, TX 78759