Form 10-Q
period 2010-03-31
TEXAS VANGUARD OIL CO
filed 2010-05-14
CIK 315261

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

                  For the Quarter Ended March 31, 2010

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

                       Outstanding at March 31, 2010
                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements
               Condensed Balance Sheets -
                 March 31, 2010 and December 31, 2009              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2010 and 2009        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2010 and 2009        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3   Quantitative and Qualitative Disclosures about        6
                Market Risk

    Item 4 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     7



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets


                                   Assets
                                                      March 31,   December 31,
                                                         2010         2009
                                                     (Unaudited)   (Audited)
Current assets:
    Cash and cash equivalents                      $ 7,371,471  $ 7,192,556
    Trade accounts receivable, net of allowance
       for doubtful accounts of $141,176 and
       $133,521 in 2010 and 2009, respectively         130,051       98,896
    Prepaid expense                                    108,679       66,656
    Prepaid federal income tax                             ---      145,037
    Federal income tax refund receivable               101,517          ---
                                                     ---------   ----------
        Total current assets                         7,711,718    7,503,145
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           7,626,089    7,619,984
    Office furniture and vehicles                      233,035      226,542
                                                     ---------    ---------
                                                     7,859,124    7,846,526

    Less accumulated depreciation, depletion and
      amortization                                  (4,002,886)  (3,896,502)
                                                     ----------   ----------
        Total property and equipment, net            3,856,238    3,950,024
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $11,568,956  $11,454,169
                                                    ==========   ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   346,032  $   419,956
     Taxes payable                                      65,892       28,792
     Asset retirement obligation, current portion      177,392      154,931
     Notes payable                                     150,000      150,000
                                                     ---------    ----------
          Total current liabilities                    739,316      753,679
                                                     ---------    ----------
Deferred federal income tax liability                  250,664      250,664
Asset retirement obligation, less current portion      244,799      260,312
                                                     ---------    ----------
          Total liabilities                          1,234,779    1,264,655
                                                     ---------    ----------
Stockholders' equity:
     Common stock, par value $.05; authorized
      12,500,000 shares; 1,416,587 issued and
      outstanding in 2010 and 2009, respectively        70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            8,374,821    8,230,158
                                                     ---------    ----------
          Total stockholders' equity                10,334,177   10,189,514
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,568,956  $11,454,169
                                                    ==========   ===========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2010        2009
 Revenue:
    Operating revenue                            $  1,492,163  $ 1,069,805
    Other income                                       16,245       18,059
                                                    ---------    ---------
       Total revenue                                1,508,408    1,087,864
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                    954,918      875,182
   Depreciation, depletion and amortization           106,384      120,861
   General and administrative                         147,873      146,734
   Impairment in value of oil and gas property         65,000          ---
   Interest                                             1,295        1,688
   Doubtful accounts expense                            7,655        7,470
                                                    ---------    ---------
       Total costs and expenses                     1,283,125    1,151,935
                                                    ---------    ---------
         Earnings (loss) before taxes                 255,283      (64,071)

 Federal and state taxes:
   Provision for federal income tax (benefit)          71,947      (23,911)
   Provision for state margin tax                       8,673        6,255
                                                    ---------    ---------
              Net earnings (loss)                $    144,663  $   (46,415)
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earning (loss) per share    $      .10    $     (.03)
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2010       2009

     Net cash provided by (used in) operating
       activities                                     $   256,513  $   (26,787)

     Cash flows used in investing activities:
          Additions to oil and gas properties             (71,105)     (66,082)
          Purchase of equipment                            (6,493)         ---
                                                       ----------   -----------
     Net cash used in investing activities                (77,598)     (66,082)


     Net cash used in financing activities                    ---          ---

                                                       -----------  -----------
     Net change in cash and cash equivalents              178,915      (92,869)

     Cash and cash equivalents at beginning
          of period                                     7,192,556    7,142,159
                                                        ----------   ----------
     Cash and cash equivalents at end of
          period                                      $ 7,371,471  $ 7,049,290
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2010

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

Note 4: Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-03, Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. The objective of the amendments included in this Update is to align the oil and gas reserve estimation and disclosure requirements of Extractive Activities-Oil and Gas (Topic 932) with the requirements in the Securities and Exchange Commissions final rule, Modernization of the Oil and Gas Reporting Requirements, issued on December 31, 2008. The amendments to Topic 932 are effective for annual reporting periods ending on or after December 31, 2009. The adoption of the provisions of this pronouncement did not have a material impact on the Company financial statements.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $422,358 (39%) for the three-month period ended March 31, 2010 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2010 as compared to 2009. Production costs increased $79,736 (9%) for the three-month period ended March 31, 2010 from the prior year period. Increased production costs for the three-month period ended March 31, 2010 as compared to the prior-year period are largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.


General and administrative expenses for the three-month period ended March 31, 2010 increased $1,139 (1%) as compared to the prior year period. Interest expense decreased $393 for the three-month period ended March 31, 2010 from the comparable prior-year period. Depreciation, depletion and amortization decreased by $14,477 (12%) for the three-month period ended March 31, 2010 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery, or sale of producing properties. For the three-month period ended March 31, 2010 the Company provided a provision of $65,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2010, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2010 increased to 10.43 to 1 from 9.96 to 1 at December 31, 2009. Management believes that oil and gas property investing activities in 2010 can be financed through cash on hand, cash from operating activities, and bank borrowings.
The Company anticipates continued investments in proven oil and gas properties in 2010 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties.
Cash flow provided by operations was $256,513 for the three months ended
March 31, 2010.

The worldwide crude oil prices continue to fluctuate in 2010. The Company cannot predict how prices will vary during the remainder of 2010 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2010
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: May 6, 2010