Form 10-Q
period 2010-06-30
TEXAS VANGUARD OIL CO
filed 2010-08-13
CIK 315261

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

                   For the Quarter Ended June 30, 2010

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

                       Outstanding at June 30, 2010
                            1,416,587 shares







                           TEXAS VANGUARD OIL COMPANY


                                     INDEX


                                                                   Page
                                                                  Number

Part I: Financial Information

    Item 1 - Financial Statements

        Condensed Balance Sheets -
          June 30, 2010 and December 31, 2009                        3

        Condensed Statements of Earnings -
          Three and six months ended June 30, 2010 and 2009          4

        Condensed Statements of Cash Flows -
          Six months ended June 30, 2010 and 2009                    4

        Notes to the Condensed Financial Statements                  5

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

    Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                           6

    Item 4 - Controls and Procedures                                 6-7

Part II. Other Information                                           7

Signatures                                                           7


In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                         TEXAS VANGUARD OIL COMPANY

                          Condensed Balance Sheets

                                 Assets
                                                        June 30,   December 31,

                                                          2010         2009
                                                      (Unaudited)   (Audited)
     Current assets:
          Cash and cash equivalents                  $ 7,498,778  $ 7,192,556
          Trade accounts receivable, net of
             allowance for doubtful accounts
              of $149,458 and $133,521
             in 2010 and 2009, respectively              117,142       98,896
          Prepaid expense                                306,266       66,656
          Prepaid federal income tax                         -0-      145,037
                                                       ---------    ---------
              Total current assets                     7,922,186    7,503,145
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   7,837,169    7,619,984
      Office furniture and vehicles                      233,035      226,542
                                                       ---------    ---------
                                                       8,070,204    7,846,526

     Less accumulated depreciation, depletion and
            amortization                              (4,109,270)  (3,896,502)
                                                       ---------    ---------
              Total property and equipment             3,960,934    3,950,024
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                           $11,884,120  $11,454,169
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    330,972 $   419,956
      Taxes payable                                        80,966      28,792
      Asset retirement obligation, current portion        181,306     154,931
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      743,244     753,679
                                                        ---------   ---------
   Deferred federal income tax liability                  250,664     250,664
   Asset retirement obligation, less current portion      247,833     260,312

                                                        ---------   ---------
           Total Liabilities                            1,241,741   1,264,655

   Stockholders' equity:
      Common stock, par value $.05; authorized
        12,500,000 shares; 1,416,587 issued and
        outstanding in 2010 and 2009, respectively         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Accumulated earnings                              8,683,023   8,230,158
                                                        ---------   ---------
            Total stockholders' equity                 10,642,379  10,189,514
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,884,120 $11,454,169
                                                        =========   =========



See accompanying notes to condensed financial statements.


                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                               (Unaudited)

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2010       2009        2010        2009

  Revenue:
   Operating revenue            $ 1,706,923   1,115,238   3,199,086   2,185,041
   Other income                      14,985      15,293      31,230      33,353
                                  ---------   ---------   ---------   ---------
     Total revenue                1,721,908   1,130,531   3,230,316   2,218,394
                                  ---------   ---------   ---------   ---------
  Costs and expenses:
   Production cost                  933,668     841,384   1,888,586   1,716,566
   Depreciation, depletion
       and amortization             106,384     120,861     212,768     241,722
   General and
       administrative               135,478     132,839     283,350     279,572
   Impairment in value of oil
       and gas property              60,000         -0-     125,000         -0-
   Interest                           1,224       1,478       2,519       3,165
   Doubtful account expense           8,281       6,075      15,937      13,546
                                  ---------   ---------   ---------   ---------
     Total costs and expenses     1,245,035   1,102,637   2,528,160   2,254,571
                                  ---------   ---------   ---------   ---------
   Earnings(loss)before taxes       476,873      27,894     702,156     (36,177)
                                  ---------   ---------   ---------   ---------
  Federal and State taxes:
  Provision for federal
     income tax (benefit)           158,770       7,783     230,717     (16,128)
  Provision for state
      margin tax                      9,901       5,002      18,574      11,257
                                  ---------    --------   ---------   ---------
      Net earnings (loss)       $   308,202      15,109     452,865     (31,306)
                                  =========   =========   =========   =========
  Weighted average number of
      shares outstanding          1,416,587   1,416,587   1,416,587   1,416,587
                                  =========   =========   =========   =========
  Basic and diluted earnings
      (loss) per share               .22         .01         .32         (.02)
                                  =========   =========   =========   =========




                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       2010        2009

Net cash provided (used in) by operating
    activities                                   $   654,900      (151,407)

Cash flows from investing activities:
    Additions to oil and gas properties             (342,185)     (152,756)
    Purchase of equipment                             (6,493)          -0-
                                                  -----------   -----------
Net cash used in investing activities               (348,678)     (152,756)

Net cash used in financing activities                    ---           ---
                                                  -----------   -----------
Net change in cash and cash equivalents              306,222      (304,163)

Cash and cash equivalents at
    beginning of period                            7,192,556     7,142,159
                                                   ----------   ----------
Cash and cash equivalents at
    end of period                                $ 7,498,778     6,837,996
                                                   =========     =========


See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                                (Unaudited)

                               June 30, 2010

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

RESULTS OF OPERATIONS

Operating revenues increased by $591,685 (53%) and $1,014,045 (46%) for the three-month and six-month periods ended June 30, 2010,from the comparable prior year periods primarily as a result of an increase in revenue from non operated properties as well as higher oil and gas prices in 2010 as compared to 2009. Production costs increased by $92,284 (11%) and $172,020 (10%) for the three-month and six-month periods ended June 30, 2010, from the comparable prior year periods. Increased production costs for the three-month and six-month periods ended June 30, 2010, as compared to the prior-year periods are largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses increased $2,639 (2%) and $3,778 (1%)for the three-month and six-month periods ended June 30, 2010, as compared to the prior year periods. Interest expense decreased $254 and $646 for the three-month and six-month periods ended
June 30, 2010, from the comparable 2009 periods. Depreciation, depletion and amortization decreased by $28,954 (12%) for the six-month period ended June 30, 2010, from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in prices of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three month and six-month periods ended June 30, 2010, the Company provided a provision of $60,000 and $125,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2010, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at June 30, 2010 has increased to 10.66 to 1 from 9.96 to 1 at December 31, 2009. Management believes that oil and gas property investing activities in 2010 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2010 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties.
Cash flow provided by operations was $654,900 for the six months ended June 30, 2010. The Company used $342,185 to invest in oil and gas properties in the first six months of 2010, compared to $152,756 in the first six months of 2009.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2010
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: August 9, 2010