Form 10-Q
period 2010-09-30
TEXAS VANGUARD OIL CO
filed 2010-11-12
CIK 315261

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

                   For the Quarter Ended September 30, 2010

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

                       Outstanding at September 30, 2010
                            1,416,587 shares

                                     1


                           TEXAS VANGUARD OIL COMPANY

                                      INDEX



                                                            Page No.
Part I.  Financial Information

 Item 1 -Financial Statements
         Condensed Balance Sheets -
            September 30, 2010 and December 31, 2009           3

         Condensed Statements of Earnings -
            Three and nine months ended
            September 30, 2010 and 2009                        4

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2010 and 2009      4

         Notes to the Condensed Financial Statements           5

  Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         6

  Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                  6

  Item 4 - Controls and Procedures                             6

Part II. Other Information                                     7

Signatures                                                     7

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

                                     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets

                                   Assets
                                                September 30,    December 31,
                                                       2010            2009
                                                  (Unaudited)       (Audited)

     Current assets:
          Cash and cash equivalents                  $ 7,659,763    7,192,556
          Trade accounts receivable, net of
             allowance for doubtful accounts
             of $165,022 and $133,521
             in 2010 and 2009, respectively              142,745       98,896
          Prepaid expense                                 85,536       66,656
          Prepaid federal income tax                      38,692      145,037
                                                       ---------    ---------
              Total current assets                     7,926,736    7,503,145
                                                       ---------    ---------
     Property and equipment, at cost:
      Oil and gas properties - successful
        efforts method of accounting                   8,275,460    7,619,984
      Office furniture and vehicles                      233,035      226,542
                                                       ---------    ---------
                                                       8,508,495    7,846,526

     Less accumulated depreciation, depletion and
            amortization                              (4,215,654)  (3,896,502)
                                                       ---------    ---------
              Total property and equipment             4,292,841    3,950,024
                                                       ---------    ---------
     Other assets                                          1,000        1,000
                                                       ---------    ---------
              TOTAL ASSETS                          $ 12,220,577   11,454,169
                                                       =========    =========

                    Liabilities and Stockholders' Equity

   Current liabilities:
      Trade accounts payable                         $    472,527     419,956
      Taxes payable                                        28,000      28,792
      Asset retirement obligation, current portion        191,677     154,931
      Notes payable                                       150,000     150,000
                                                        ---------   ---------
           Total current liabilities                      842,204     753,679
                                                        ---------   ---------
   Deferred federal income tax liability                  250,664     250,664
   Asset retirement obligation, less current portion      244,410     260,312

                                                        ---------   ---------
           Total Liabilities                            1,337,278   1,264,655

   Stockholders' equity:
      Common stock, par value $.05; authorized
        12,500,000 shares; 1,416,587 issued and
        outstanding in 2010 and 2009, respectively         70,828      70,828
      Additional paid-in capital                        1,888,528   1,888,528
      Accumulated earnings                              8,923,943   8,230,158
                                                        ---------   ---------
            Total stockholders' equity                 10,883,299  10,189,514
                                                        ---------   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 12,220,577  11,454,169
                                                       ==========  ==========


See accompanying notes to condensed financial statements.
                                       3

                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                  (Unaudited)


                          Three months ended         Nine months ended
                            September 30,              September 30,
                             2010       2009           2010       2009
Revenue:
  Operating revenue    $  1,594,190  1,367,701     4,793,276  3,552,742
  Other income               11,257     14,172        42,487     47,525
                          ---------  ---------     ---------  ---------
     Total revenue        1,605,447  1,381,873     4,835,763  3,600,267
                          ---------  ---------     ---------  ---------
Costs and expenses:
  Production cost           984,193    999,882     2,872,778  2,716,449
  Depreciation, depletion
    and amortization        106,384    122,199       319,151    363,921
  General and
    administrative          124,115    123,012       407,466    402,583
  Impairment of oil
    and gas property            -0-     10,410       125,000     10,410
  Interest                      929      1,323         3,448      4,488
  Doubtful account
    expense                  15,564      8,305        31,501     21,851
                          ---------  ----------    ---------  ----------
Total costs and expenses  1,231,185  1,265,131     3,759,344  3,519,702
                          ---------  ----------    ---------  ----------
  Earnings
   before taxes             374,262    116,742     1,076,419     80,565
                          ---------   ---------    ---------  ----------
Federal and State taxes:
  Provision for federal
    income tax              124,111     36,991       354,828     20,863
  Provision for state
    margin tax                9,231      7,946        27,806     19,203
                          ---------   ---------    ---------   ---------
   Net earnings         $   240,920     71,805       693,785     40,499
                          =========   =========    =========   =========
Weighted average number
  of shares outstanding   1,416,587   1,416,587    1,416,587  1,416,587
                          =========   =========    =========  =========
Basic and diluted
 earnings per share          .17         .05          .49         .03
                          =========   =========    =========   =========

                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                Nine months ended
                                                   September 30,
                                                  2010         2009

Net cash provided by Operating activities  $  1,254,176  $   132,964

Cash flows used in investing activities:
  Additions to oil and gas properties          (780,476)    (159,481)
  Purchase of equipment                          (6,493)     (40,149)
                                              ----------   ----------
Net cash used in investing activities          (786,969)    (199,630)

Net cash used in financing activities                -0-          -0-
                                             -----------  -----------
Net change in cash
  and cash equivalents                          467,207      (66,666)

Cash and cash equivalents at
  beginning of period                         7,192,556    7,142,159
                                              ----------   ---------
Cash and cash equivalents at
  end of period                            $  7,659,763  $ 7,075,493
                                              =========    =========

See accompanying notes to condensed financial statements.

                                       4


                         TEXAS VANGUARD OIL COMPANY

                    Notes to Condensed Financial Statements
                               (Unaudited)

                            September 30, 2010

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

RESULTS OF OPERATIONS

Operating revenues increased by $226,489 (17%) and $1,240,534 (35%) for the three-month and nine-month periods ended September 30, 2010 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2010 as compared to 2009. Production costs decreased by $15,689 (2%)for the three-month period ended September 30, 2010 and increased $156,329 (6%) for the nine-month period ended September 30, 2010 as compared to the prior year periods. Increased production costs for the nine-month period ended September 30, 2010 as compared to the prior-year period is largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses increased $1,103 (1%) and $4,883
(1%) for the three-month and nine-month periods ended September 30, 2010 as compared to the prior year periods. Interest expense decreased $394 and $1,040 for the three-month and nine-month periods ended September 30, 2010 from the comparable 2009 periods. Depreciation, depletion, and amortization decreased by $44,770 (12%) for the nine-month period ended September 30, 2010 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and nine-month periods ended September 30, 2010, the Company provided a provision of $-0- and $125,000 for the impairment of value of oil and gas properties due to less than expected production history of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2010, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capitol resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at September 30, 2010, has decreased to 9.41 to 1 from 9.96 to 1 at December 31, 2009. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $1,254,176 for the nine months ended September 30, 2010. The Company used $780,476 to invest in oil and gas properties in the first nine months of 2010 as compared to $159,481 in the first nine months of 2009.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2010 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: November 9, 2010