Form 10-K
period 2010-12-31
TEXAS VANGUARD OIL CO
filed 2011-03-30
CIK 315261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10K

                             (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the Year Ended December 31, 2010
                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that days trading range on the Over-the-Counter Bulletin Board, as of June 30, 2010 (the last business day of the registrants most recently completed second fiscal quarter) was $2,240,431.

On March 1, 2011, there were 1,416,587 shares of the registrants common stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE:

The registrants definitive proxy statement regarding the election of directors at the registrants 2010 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2011, has been incorporated by reference in Part III of this report.


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

   The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Natural Gas

   The market for the Company's primary products, oil and natural gas depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines and general fluctuations in the supply and demand for oil and natural gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and natural gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (15% in 2010 and 15% in 2009) and Plains Marketing (49% in 2010 and 52% in 2009). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on its operations as it could sell its production to other gathering companies at comparable prices.
Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and natural gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and natural gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

  The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2010, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.
Both William Watson and Linda Watson are directors of other companies that have oil and gas interests. Due to this a conflict may arise. In 2009, a company owned by William Watson participated in one drilling project in which the Company also had an interest. In 2010, William Watsons company and a company owned by Linda Watson each participated in one drilling project in which the Company also had an interest. The terms of the participation for both companies were the same as the terms for the Company.

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

Estimation of Reserves

	Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, development costs and workover costs, all of which may vary considerably from actual results. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.
For this reason, estimates of the economically recoverable quantities of oil and natural gas and of future net cash flows expected therefrom may vary substantially. The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2010. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Actual future prices and costs may be materially higher or lower.

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

Governmental Regulations

	Domestic oil and natural gas exploration, production, and marketing are extensively regulated by federal, state and local agencies. The heavy regulatory burden on the oil and natural gas industry increases its costs of doing business and consequently affects its profitability. Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. Such matters are beyond the Companys ability to accurately predict or control.

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

Control By Executive Officers And Directors

	As of December 31, 2010, our executive officers and directors beneficially owned approximately 78% of our common stock. These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our board of directors and the approval of mergers and other business transactions.

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

Well Activity

   During early 2010, the Company participated in the completion of one oil producer which had been drilled at the end of 2009. The Company also participated in the drilling of five new wells, resulting in five oil producers. The Company also acquired interest in and operations of one gas well. In operated wells, the Company acquired additional interest in 24 oil and 3 gas wells. One wildcat well was drilled by a third party on farmout acreage from Texas Vanguard in west Texas. The wildcat resulted in a dry hole. All of the Company's oil and natural gas working and royalty interests, reserves and activities are located onshore in the continental United States. The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2008, 2009 and 2010.

Fiscal years         Oil                      Gas                   Dry
  ended
December 31,   Gross    Net            Gross        Net      Gross       Net

2008            17      1.30              9        0.46        0        0
2009             4      0.37              1        0.13        0        0
2010            30      2.06              4        1.04        1        0


(1)   A gross well is a well in which the Company has an interest.

(2) A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3) A dry well is a well found to be incapable of producing oil or natural gas in sufficient quantities to justify completion of the well.

(4) In 2008, the Company participated in the drilling of two new wells. One well was completed as an oil producer and the other well was completed as an oil producer in early 2009.

(5) In 2009, the Company participated in the completion of one oil producer which had begun drilling 2008. The Company participated in the reentry of two wells, resulting in one oil producer and one gas producer. The Company also participated in the drilling of one new well which was waiting to be completed at yearend.

   The Company is not obligated to provide a fixed and determinable quantity of oil or natural gas in the future under existing contracts or agreements.

Significant Properties

   Over the past two years, the Company has made investments in proven oil and natural gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and natural gas properties at the time of purchase. These investments have been made in different fields and areas, primarily in south, central and west Texas, and southeast New Mexico.
As of December 31, 2010, the Company does not have any single property that is significant enough to materially affect its operations.

   As of December 31, 2010, the Company has pledged its interest in certain
properties  and  well  equipment  against a line of credit.   None of the
individual properties  are significant.

Productive Wells and Acreage

   The following table sets forth by county the Company's gross and net productive wells and developed acreage in Texas, Wyoming, New Mexico, Oklahoma and Nebraska counties as of December 31, 2010.

                       Producing Wells (a)                    Developed
                       Oil            Gas                     Acreage (a)
County          Gross   Net     Gross        Net          Gross           Net

Andrews           1      .04       0         .00          80.00           3.00
Bastrop (b)      84    65.78      47       41.26       3,208.46       2,710.03
Bee               5      .31      12        1.20         685.70          60.92
Burleson          1      .62       0         .00         280.00         173.31
Chaves (c)        0      .00       1         .50         160.00          80.00
Crane (b)        13    11.04       0         .00         160.00         110.97
Crockett          0      .00       2        2.00         160.00         160.00
Eastland (b)      0      .00       4         .09         122.00           1.30
Eddy (c)          4      .88       1         .11         440.00          65.50
Fayette (b)      22    13.03       2         .75       5,847.10       1,852.60
Garza (b)         3      .05       0         .00          30.00            .47
Grimes            1     1.00       0         .00         652.85         652.85
Haskell (f)       0      .00       1         .13         640.00          83.39
Hemphill          0      .00       1         .13         700.00          87.50
Hidalgo           0      .00       2         .25         417.86          20.00
Kent (b)         27      .67       0         .00       1,411.65          29.49
Kimball (d)       1      .05       0         .00          40.00           2.00
Lea (b)(c)        4      .38       1         .07         614.45          70.87
Lee (b)         111    92.43       5        4.55       2,873.40       2,126.76
Lipscomb          1      .03       0         .00          80.00           2.50
Martin            4     3.76       0         .00         320.19         300.74
Midland           4      .16       0         .00         200.00          10.50
Parker (b)        0      .00       1         .01         136.91            .83
Schleicher        2      .50       0         .00          80.00          20.00
Sterling          1      .13       0         .00          80.00          10.00
Terry             1      .10       0         .00          80.00           8.00
Ward (b)          1      .03       1         .13         720.00          19.20
Washington (b)    3      .21       0         .00       1,032.92         103.29
Weston (e)        3      .94       0         .00         120.00          37.42
Wilson            1      .95       0         .00          80.00          76.00
Woodward (f)      1      .01       0         .00         640.00           3.32
             ------   -------  -----       -----       --------       --------
                299   193.10      81       51.18      22,093.49       8,882.76

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

Reserve Quantity Information

   For information required by FASB Accounting Standards Codification topic, Extractive Activities Oil and Gas, see the Supplemental Oil and Gas Information section included in Item 7. This section also includes estimates of proven oil and natural gas reserves.

OIL AND GAS STATISTICS

  The following summarizes the net oil and natural gas production, average sales prices and production costs per unit for the years ended December 31, 2010, 2009 and 2008.


                                             2010       2009      2008
  Oil:
     Production volume (barrels)            57,672     56,080    56,467
     Average sales price per barrel        $ 75.17    $ 55.48   $103.66
  Gas:
     Production volume (MCF)               278,549    311,377   345,512
     Average sales price per MCF           $  5.65     $ 4.34    $ 9.36

  Average production costs per
     equivalent barrel                     $ 39.57     $33.30    $38.12

   The worldwide crude oil prices of 2010 continue to fluctuate in 2011. The Company cannot predict how prices will vary during 2011 and what effect they will ultimately have on the Company.

UNDEVELOPED ACREAGE

   The following table sets forth by county the Company's gross and net undeveloped acreage as of December 31, 2010. All counties are in Texas unless otherwise noted.

           County               Gross                Net

          Andrews               384.00              192.00
          Bastrop             2,306.18            1,829.40
          Crane                 593.64              564.14
          Crosby              1,118.77              559.38
          Eastland              199.30                2.37
          Eddy (a)              480.00               65.00
          Fayette               647.64              283.04
          Garza               2,771.10              548.51
          Kent                4,037.44            1,471.31
          Lea (a)               880.00              326.56
          Lee                 1,930.11            1,629.13
          Midland               180.00               10.08
          Sterling              883.36              110.42
          Terry                 240.00               24.00
          Weston (b)            840.00              379.75
          Wilson                129.51              123.03
                             ---------            --------
                             17,621.05            8,118.12
                             =========            ========

Of the 8,118.12 net undeveloped acres under lease, 7,960.22 net acres are being held by production.

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


                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company's common stock is quoted on the OTC Bulletin Board with the symbol (TVOC.OB). The range of high and low sales price for each quarterly period during the past two years is as follows:

                                           Sales Price

                                   High                Low
       Fiscal 2010

        First Quarter           $   8.00          $    5.66
        Second Quarter              8.00               6.60
        Third Quarter               7.50               6.55
        Fourth Quarter              8.90               6.90

     Fiscal 2009

        First Quarter           $   6.95          $    5.25
        Second Quarter              7.50               6.00
        Third Quarter               7.95               5.30
        Fourth Quarter             10.01               5.50


   At December 31, 2010, the approximate number of holders of record of the Company's common stock was 405. The Company has not paid any dividends and has no plans to do so in the immediate future. The Company issued no equity securities in 2010. The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

During the years ended December 31, 2010 cash increased by $428,462, while cash increased for the year ended December 31, 2009 by $50,397.
The cash flow from operating activities in 2010 was $1,436,812, an increase of $917,495 from 2009. The cash flow from operating activities in 2009 was $519,317, a decrease of $3,312,225 from 2008.
The significant use of cash, other than for operating expenses, has been investments in oil and natural gas projects. Investments in oil and natural gas projects were $1,001,857 and $428,771 in 2010 and 2009, respectively. As of December 31, 2010, the Company had a cash balance of $7,621,018, and notes payable of $150,000 as compared to the December 31, 2009, cash balance of $7,192,556, and notes payable of $150,000.

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

Working capital at December 31, 2010, decreased to 9.90 to 1 from 9.96 to 1 at December 31, 2009. The Company continued its policy of making strategic investments in producing oil and natural gas properties and investing in low risk drilling projects in the same or similar fields to properties already operated by the Company, which are primarily financed with cash from operations and/or short term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

   During the current fiscal year, the Companys liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2011 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and natural gas properties in 2011 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2011 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2010.

   At the end of 2010, the Company was holding a substantial cash reserve.
In late 2009, commodity prices began to rebound from their mid-year lows. In 2010, however, oil prices stalled and natural gas prices began a slow and steady drop. Operated properties coming to market were resource plays for the non discriminating industrial investor. The Company continued participating in low risk drilling projects. As commodity prices and prospects fluctuate, the Company will continue to adjust to best match our criteria.

   As of December 31, 2010, the Company had a $5,000,000 line of credit collateralized by producing oil and natural gas properties and well equipment owned by the Company. The borrowing base of this line of credit at December 31, 2010 was $1,000,000. The line credit matures on May 16, 2011. The Company also maintains a $1,000,000 line of credit collateralized by a certificate of deposit. The line of credit matures on May 4, 2011
(see note 3 of notes to financial statements for further explanation).

RESERVE ESTIMATES

At the end of 2010, the Company oil reserves were 461,711 barrels of oil, an increase of 7% from the prior year. The Company natural gas reserves were 2,217,881 MCF of natural gas, an increase of 5% from the prior year. The increase in oil reserves is due to both our successful low risk drilling projects and higher commodity prices. The increase in natural gas reserves is due to our successful drilling projects.

	Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed. For these reasons, estimates of the economically recoverable quantities of oil and natural gas and estimates of the future net cash flows expected therefrom may vary substantially.
Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.
The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2010. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.

ANALYSIS OF RESULTS OF OPERATIONS

  Oil and natural gas sales revenue increased in 2010 by 32% and decreased in 2009 by 51%. The Companys total revenue for the fiscal year ended December 31, 2010, was $6,399,831 as compared to $5,007,217 as of
December 31, 2009.

In 2010, oil production volume increased by 3% at the same time as the average price per barrel increased by 35% to $75.17. Also, in 2010, the natural gas production volume decreased by 11% while the average price per MCF increased by 30% to $5.65. In 2009, oil production volume decreased by less than 1% at the same time as the average price per barrel decreased by 46% to $55.48. Also, in 2009, the natural gas production volume decreased by 10% at the same time as the average price per MCF decreased by 54% to $4.34. The fluctuation in oil and natural gas prices is solely attributable to commodity market change.

   Oil and natural gas production expenses increased in 2010 by 15% and decreased in 2009 by 17%. The increased production costs for 2010 is largely associated with an increase in workover expenses while the decreased production costs for 2009 is largely associated with a decrease in workover expenses as compared to the prior year as well as the Companys efforts to reduce field expenses where possible.

   The Company participated in the drilling of 5 wells in 2010 and 4 wells in 2009, and the costs associated therewith were capitalized.

    In 2010 and 2009, interest expense decreased 24% and 26%, respectively, over the prior years due to a reduction of interest rates on outstanding balances.

   Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and natural gas produced, changes in price of oil and natural gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion increased
2% in 2010 as compared to a 13% decrease in depletion in 2009.

  In 2010, total general and administrative expenses remained almost constant, decreasing $358 while total general and administrative expenses decreased $44,796 in 2009.

    In 2010 and 2009, the Company recorded an allowance of $172,534 and $133,521, respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

   In 2010 and 2009, the Company recognized $125,000 and $15,086, respectively, for the impairment of value of oil and natural gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

   Inflation is not anticipated to have a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS OF COMPANY

The Companys contractual obligations as of December 31, 2010 are as follows:

Contractual Obligations:         2011   Thereafter    Total

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Texas Vanguard Oil Company:

We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the Company) as of December 31, 2010 and 2009, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.
Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 25, 2011


                        TEXAS VANGUARD OIL COMPANY

                                 Balance Sheets

                          December 31, 2010 and 2009

                                    ASSETS
                                                          2010          2009
Current assets:
    Cash (including certificates of deposit of
       $1,250,000, pledged, in 2010 and 2009,
       respectively)                                $  7,621,018  $ 7,192,556
    Trade accounts receivable, net of allowance
       for doubtful accounts of $172,534 and
       $133,521 in 2010 and 2009, respectively           155,191       98,896
     Prepaid expense                                      10,277       66,656
     Prepaid federal income tax                          202,545      145,037
                                                       ----------   ---------
            Total current assets                       7,989,031    7,503,145
                                                       ----------   ---------
Oil and gas properties, partially pledged,
    successful efforts method of accounting:
       Proven properties                               8,336,400    7,468,672
       Unproven properties                               160,441      151,312
Office furniture and equipment                           233,035      226,542
                                                       ---------    ---------
                                                       8,729,876    7,846,526
Less accumulated depreciation, depletion and
    amortization                                      (4,393,245)  (3,896,502)
                                                       ---------    ---------
                                                       4,336,631    3,950,024
                                                       ---------    ---------
Other assets                                               1,000        1,000
                                                       ---------    ---------
TOTAL ASSETS                                        $ 12,326,662  $11,454,169
                                                       =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                          $    436,008  $   419,956
    Taxes payable                                         36,454       28,792
    Asset retirement obligation, current portion         184,800      154,931
    Notes payable                                        150,000      150,000
                                                       ---------    ---------
            Total current liabilities                    807,262      753,679
                                                       ---------    ---------
Deferred federal income tax liability                    292,895      250,664
Asset retirement obligation, less current portion        353,210      260,312
                                                       ---------    ---------
            Total Liabilities                          1,453,367    1,264,655
                                                       ---------    ---------
Commitments

Stockholders' equity:
    Common stock, par value $.05; authorized
    12,500,000 shares; 1,416,587 issued and
    outstanding in 2010 and 2009, respectively            70,828       70,828
    Additional paid-in capital                         1,888,528    1,888,528
    Retained earnings                                  8,913,939    8,230,158
                                                       ---------    ---------
            Total stockholders' equity                10,873,295   10,189,514
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 12,326,662  $11,454,169
                                                       =========    =========

See accompanying notes to financial statements.

                        TEXAS VANGUARD OIL COMPANY
                         Statements of Earnings

                Years ended December 31, 2010 and 2009

                                            2010        2009

Revenues:
    Oil and gas sales                $  5,904,704 $ 4,488,427
    Well operation fees                   114,627     121,383
    Other, net                            327,826     337,614
    Interest income                        52,674      59,793
                                        ---------   ---------
       Total revenues                   6,399,831   5,007,217
                                        ---------   ---------
Expenses:
  Production cost                       4,118,940   3,595,395
  Depreciation, depletion
    and amortization                      496,743     488,866
  Interest expense                          4,408       5,797
  General and administrative              542,285     542,643
  Impairment in value of
    oil and gas property                  125,000      15,086
  Doubtful accounts expense                39,013      28,203
                                        ---------   ---------
       Total expenses                   5,326,389   4,675,990
                                        ---------   ---------
  Earnings before income tax            1,073,442     331,227

Federal and State taxes:
  Provision for federal income tax        310,975      63,771
  Deferred federal income tax              42,231      39,057
  Provision for state margin tax           36,455      28,792
                                         --------   ---------

Net earnings                          $   683,781 $   199,607
                                        =========   =========
Weighted average number of
    shares outstanding                  1,416,587   1,416,587
                                        =========   =========

Basic and diluted earnings
    per share                         $   0.48    $   0.14
                                        =========   =========

See accompanying notes to financial statements.

                             TEXAS VANGUARD OIL COMPANY
                         Statements of Stockholders' Equity

                    Years ended December 31, 2010 and 2009

                                                                        Total
                               Common Stock     Additional              Stock-
                             Shares     Amount    Paid-In    Retained   holders
                                                  Capital    Earnings   Equity


Balances at Dec. 31, 2008 1,416,587  $70,828  $1,888,528  $8,030,551 $ 9,989,907
   Net earnings                 ---      ---         ---     199,607     199,607
                           --------- --------  ---------   --------- -----------
Balances at Dec. 31, 2009 1,416,587  $70,828  $1,888,528  $8,230,158 $10,189,514

   Net earnings                 ---      ---         ---     683,781     683,781
                           --------- --------  ---------   --------- -----------
Balances at Dec. 31, 2010 1,416,587  $70,828  $1,888,528  $8,913,939 $10,873,295
                          ========= ========= ==========  ========== ===========


See accompanying notes to financial statements.

                           TEXAS VANGUARD OIL COMPANY

                            Statements of Cash Flows

                Years ended December 31, 2010 and 2009

                                               2010         2009

Cash flows from operating activities:
 Net earnings                            $   683,781  $   199,607
  Adjustments to reconcile net earnings
   to cash provided by operating
   activities:
    Depreciation, depletion
      and amortization                       496,743      488,866
    Impairment in value of oil and
      gas property                           125,000       15,086
    Doubtful accounts expense                 39,013       28,203
    Increase (decrease) in deferred
       federal income tax liability           42,231       50,970
Changes in assets and liabilities:
    (Increase) decrease in receivables       (95,308)      (4,799)
    (Increase) decrease in prepaid
       expense                                56,379      (58,106)
    (Increase) decrease in prepaid taxes     (57,508)    (143,142)
    Increase (decrease) in payables
       and accrued expenses                  146,481      (57,368)

                                           ---------    ---------
Net cash provided by
  operating activities                     1,436,812      519,317
                                           ---------    ---------
Cash flows from investing activities:
   Additions to oil and gas properties    (1,001,857)    (428,771)
   Purchases of equipment                     (6,493)     (40,149)
                                            ---------    ---------
   Net cash used in investing activities  (1,008,350)    (468,920)
                                            ---------    ---------
Cash flows from financing activities:
   Net cash used in
     financing activities                        ---          ---
                                           ---------    ---------
   Net increase in cash and cash
     equivalents                             428,462       50,397

   Cash and cash equivalents at
     beginning of year                     7,192,556    7,142,159
                                           ---------    ---------
   Cash and cash equivalents at
     end of year                         $ 7,621,018  $ 7,192,556
                                          ==========   ==========
Supplemental disclosure of
  cash flow information:
   Interest paid                         $     4,408  $     5,797
                                          ==========   ==========

   Cash paid for income taxes            $   498,597  $   249,563
                                          ==========   ==========

See accompanying notes to financial statements.


                             TEXAS VANGUARD OIL COMPANY

                           Notes to Financial Statements

                          December 31, 2010 and 2009


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

Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic - Property, Plant, and Equipment requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

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

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $125,000 and $15,086 were recorded in 2010 and 2009, respectively.

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

Federal Income taxes - The Company uses the "asset and liability method" of income tax accounting, which bases the amount of current and future taxes payable on the events recognized in the financial statements and on tax laws
existing at the balance  sheet date.   The effect on deferred tax assets and
liabilities of a change in tax rates is recognized in income in the period that includes enactment date.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of demand deposits and certificates of deposit.

Concentration of Credit Risk - The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2010 and two purchasers in 2009 as follows: 2010 - 49%, 15%; and 2009 - 52%, 15%. The
Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). Effective December 31,2010, the FDIC ruled that all non-interest bearing deposit accounts at an FDIC insured institution are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2012. In addition, interest bearing accounts are insured up to at least $250,000 per account.
At December 31, 2010, cash in one interest bearing account exceeded the FDIC limits. The Company has not experienced any losses on deposits.

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


(3) Notes Payable and Long-term Debt

The Company had notes payable debt to banks as follows at December 31:

                                                            2010          2009
Line of credit with a bank in the amount of
  $5,000,000. Borrowing base of $1,000,000 at
  December 31, 2010 and 2009. Interest payable
  monthly at prime plus 1.0%, collateralized by
  oil and gas properties. The line of credit
  matures on May 16, 2011.                            $      ---    $      ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 2.54%,
  collateralized by a $1,000,000 certificate
  of deposit. The line of credit matures on
  May 4, 2011.                                           150,000           ---

Line of credit with a bank in the amount of
  $1,000,000. Interest payable monthly at 3.50%,
  collateralized by a $1,000,000 certificate
  of deposit. The line of credit matured on
  April 27, 2010.                                            ---       150,000
                                                        ---------    ---------
    Total debt                                        $   150,000  $   150,000
Less current installments                                (150,000)    (150,000)
                                                        ---------    ---------
Long-term debt, excluding current installments        $       ---  $       ---
                                                        =========    =========


As of December 31, 2010 and 2009, respectively, the Company had no long term debt.

(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $246,000 and $246,000 as compensation for performance of those services during the years ended December 31, 2010 and 2009, respectively. Effective January 1, 2011, the agreement was continued with terms of $21,500 per month through December 31, 2011.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease. Rent expense incurred under this lease was $26,400 and $26,400 for the years ended December 31, 2010 and 2009, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2010 and 2009 these individuals received $27,951 and $15,175, respectively, from properties operated by the Company.

During the years ended December 31, 2010 and 2009, a Director of the Company received $71,400 and $69,000, respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest. These purchases represent less than 10% of the Company's total oil field purchases.

(5) Federal Income Taxes

The federal income tax expense for 2010 and 2009 does not differ from the expected tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes. The provision for income taxes for the year ended December 31, 2010 and 2009, consists of:

                                                2010        2009

Current tax expense                        $  310,975   $   63,771
Deferred tax expense                           42,231       39,057
                                            _________   _ ________
                                           $  353,206   $  102,828
                                            =========   ==========


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2010 and 2009 is presented below:

                                                             2010       2009

   Deferred tax liability:
     Office furniture and equipment and oil
      and gas property, due to differences in
      depreciation and abandonment                    $ (292,895)  $ (250,664)
                                                        ---------   ----------
   Total deferred tax liability                       $ (292,895)  $ (250,664)
                                                        =========   ==========


The Company has no accumulated losses for Federal income tax purposes as of December 31, 2010 and 2009, which may be carried forward and used to reduce taxable income in future years.

We adopted additional provisions from the Income Taxes topic of the FASB Accounting Standards Codification, which clarifies the accounting for uncertainty in income taxes recognized in an entity financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of these additional provisions at the time of adoption and at December 31, 2010, the Company did not recognize a liability for uncertain tax positions. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.


(6) Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates market value at December 31, 2010 and 2009.

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


           					               2010 	  2009
      Asset retirement obligation
        Beginning of year	                 $ 415,243  $ 447,343
        Liabilities incurred during the period    27,792     26,904
        Settlements                                 (275)   (23,013)
        Accretion expense		              11,349     11,349
        Revisions in estimated cash flow          83,901    (47,340)
                                                 -------    --------
	Asset retirement obligation
	  End of year                            $ 538,010  $ 415,243
                                                 =======    =======




                      TEXAS VANGUARD OIL COMPANY

                 SUPPLEMENTAL OIL AND GAS INFORMATION

             Years ended December 31, 2010 and 2009
                             (Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2010 and 2009. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and natural gas and other factors. All of the Companys oil and natural gas reserves are located in the United States.

                             2010                   2009
                        Oil        Gas         Oil         Gas
                       BBLS        MCF        BBLS         MCF

Proved developed
reserves:
Beginning of year    431,638    2,108,346    358,119     2,330,534
Revisions of
 previous
estimates             65,715      286,169    124,709        85,153
Extensions
 and Discoveries      18,440        9,637      4,804         3,092
Purchase of
 minerals in place     3,590       92,278         86           944
Sale of minerals         ---          ---        ---           ---
Production           (57,672)    (278,549)   (56,080)     (311,377)
                   ---------    ---------    --------     ---------
End of year          461,711    2,217,881    431,638     2,108,346
                   =========    =========    ========    =========
Proved developed
   reserves:
Beginning of year    431,638    2,108,346    358,119     2,330,534
End of year          461,711    2,217,881    431,638     2,108,346

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and natural gas reserves. Future net cash flows as related to existing proved oil and natural gas reserves were computed using an average of the closing price for oil and natural gas on the New York Mercantile Exchange (NYMEX) on the first day of each month during 2010 and 2009, respectively. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards. The Company cannot predict price fluctuations, which may occur in the future.

                                            December 31,
                                         2010           2009

Future cash inflows                 $ 47,550,160  $  33,172,680
Future production
  and development costs              (25,022,280)   (18,583,300)
Future income tax expenses            (7,770,433)    (4,980,240)
                                     ------------   ------------
     Future net cash flows            14,757,447      9,609,140

10% annual discount for
  estimated timing of cash flows      (5,698,029)   (3,662,364)
                                     ------------   ------------
Standardized measure of
  discounted future net cash flows  $  9,059,418  $   5,946,776
                                    ============   ============

                              TEXAS VANGUARD OIL COMPANY

                    SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                2010         2009
Changes:
Sale of oil and gas produced, net of
 production costs                       $ (1,785,764) $  (893,032)
Net changes in prices and production
 costs                                     4,005,566    1,512,495
Purchase of minerals in place                134,997        1,876
Extensions and discoveries                   521,709       97,604
Sales of minerals                                ---          ---
Revisions of previous quantity estimates   1,294,357    1,250,262
Accretion of discount                        803,389      624,133
Change in income taxes                    (1,661,849)    (671,449)
Timing differences and other                (199,763)    (626,816)
                                           ----------   ----------
    Net changes                            3,112,642    1,295,073

Beginning balance - standardized measure
 of discounted future net cash flows       5,946,776    4,651,703
                                          ----------   ----------
Ending balance - standardized measure
 of discounted future net cash flows    $  9,059,418  $ 5,946,776
                                          ==========   ==========

In the above referenced Supplemental Schedules for Standardized Measure of Discounted Future Net Cash Flows (Unaudited) for the years December 31, 2010 and 2009, the Company has revised its methodology and the balances have been updated accordingly.

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            Years ended December 31,
                                               2010         2009

Unproven oil and gas properties
    (including wells in progress)        $   160,441  $   151,312

Proven oil and gas properties              8,336,400    7,468,672

Accumulated depletion and amortization    (4,256,692)  (3,791,675)
                                          ----------   ----------
   Net capitalized costs                 $ 4,240,149  $ 3,828,309
                                          ==========   ==========

Costs Incurred in Oil and Gas Property
Acquisition, Exploration and Development Activities

                                          Years ended December 31,
                                               2010        2009

Acquisition of properties - unproven    $     9,129   $    1,500
Acquisition of properties - proven          992,728      427,271
Exploration costs                               ---          ---
Development costs                               ---          ---

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Companys registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation requirements by the Companys registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

The aggregate fees billed to the Company by Padgett, Stratemann & Co. L.L.P.
for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2010 totaled $37,450. The aggregate fees billed to the Company by Padgett, Stratemann & Co. L.L.P. for the audit of Texas Vanguard Oil Company annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2009 totaled $38,000.

Tax Fees.

Tax services for the fiscal years ended December 31, 2010 and 2009 were not provided by Padgett, Stratemann & Co. L.L.P.

All Other Fees.

For the fiscal year ended December 31, 2010 the fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for other services totaled $2,475. The Company engaged Padgett, Stratemann & Co., L.L.P. to perform an analysis of the Companys supplemental oil and gas schedules. There were no fees for other services paid to Padgett, Stratemann & Co., L.L.P. for the fiscal year ended December 31, 2009.

It is the audit committee policy to pre-approve all services provided by Padgett, Stratemann & Co. L.L.P. All services provided by Padgett, Stratemann & Co., L.L.P. during the years ended December 31, 2010 and 2009, were pre-approved by the audit committee.

                              PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2010 and 2009 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2010, and notes to financial statements are included in Item 8.

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

10.1 Management agreement between Texas Vanguard Oil Company and Robert Watson Inc. dated January 1, 2010.

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

                                       TEXAS VANGUARD OIL COMPANY



                                       By: William G. Watson
                                           William G. Watson, President
                                           March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




William G. Watson                          Robert L. Patterson
William G. Watson, President,              Robert L. Patterson, Director
Director, Chief Executive                  March 25, 2011
Officer and Chief Financial
Officer
March 25, 2011

Linda R. Watson                             Teresa N. Nuckols
Linda R. Watson, Director                   Teresa N. Nuckols, Secretary
and Chairman of the Board                   March 25, 2011
March 25, 2011


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

                                      2010 Annual Shareholders Meeting
                                      June 9, 2011, at 10:00 A.M. CST
                                      Holiday Inn Northwest
                                      8901 Business Park Drive
                                      Austin, TX 78759