Form 10-Q
period 2011-03-31
TEXAS VANGUARD OIL CO
filed 2011-05-13
CIK 315261

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

                  For the Quarter Ended March 31, 2011

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

                       Outstanding at March 31, 2011
                            1,416,587 shares



                           TEXAS VANGUARD OIL COMPANY





                                     INDEX


                                                                 Page
                                                                Number

   Part I. Financial Information

     Item 1 - Financial Statements

               Condensed Balance Sheets -
                 March 31, 2011 and December 31, 2010              3

               Condensed Statements of Earnings -
                 Three months ended March 31, 2011 and 2010        4

               Condensed Statements of Cash Flows -
                 Three months ended March 31, 2011 and 2010        4

               Notes to the Condensed Financial Statements         5

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 6

    Item 3   Quantitative and Qualitative Disclosures about        6
                Market Risk

    Item 4 - Controls and Procedures                               6

    Part II. Other Information                                     7

    Signatures                                                     7



In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          TEXAS VANGUARD OIL COMPANY

                           Condensed Balance Sheets


                                   Assets
                                                      March 31,   December 31,
                                                         2011         2010
                                                     (Unaudited)   (Audited)
Current assets:
    Cash and cash equivalents                      $ 8,022,380  $ 7,621,018
    Trade accounts receivable, net of allowance
       for doubtful accounts of $181,592 and
       $172,534 in 2011 and 2010, respectively         123,641      155,191
    Prepaid expense                                      5,016       10,277
    Prepaid federal income tax                          62,213      202,545
                                                     ---------   ----------
        Total current assets                         8,213,250    7,989,031
                                                     ---------   ----------
Property and equipment, at cost:
    Oil and gas properties - successful efforts
      method of accounting                           8,528,660    8,496,841
    Office furniture and vehicles                      233,035      233,035
                                                     ---------    ---------
                                                     8,761,695    8,729,876

    Less accumulated depreciation, depletion and
      amortization                                  (4,502,301)  (4,393,245)
                                                     ----------   ----------
        Total property and equipment, net            4,259,394    4,336,631
                                                     ---------    ----------
Other assets                                             1,000        1,000
                                                     ---------    ----------
   TOTAL ASSETS                                    $12,473,644  $12,326,662
                                                    ==========   ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                        $   291,565  $   436,008
     Taxes payable                                      46,461       36,454
     Asset retirement obligation, current portion      201,283      184,800
     Notes payable                                     150,000      150,000
                                                     ---------    ----------
          Total current liabilities                    689,309      807,262
                                                     ---------    ----------
Deferred federal income tax liability                  292,895      292,895
Asset retirement obligation, less current portion      345,735      353,210
                                                     ---------    ----------
          Total liabilities                          1,327,939    1,453,367
                                                     ---------    ----------
Stockholders' equity:
     Common stock, par value $.05; authorized
      12,500,000 shares; 1,416,587 issued and
      outstanding in 2011 and 2010, respectively        70,828       70,828
     Additional paid-in capital                      1,888,528    1,888,528
     Accumulated earnings                            9,186,349    8,913,939
                                                     ---------    ----------
          Total stockholders' equity                11,145,705   10,873,295
                                                     ---------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $12,473,644  $12,326,662
                                                    ==========   ===========

See accompanying notes to condensed financial statements.






                         TEXAS VANGUARD OIL COMPANY

                      Condensed Statements of Earnings
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2011        2010
 Revenue:
    Operating revenue                            $  1,724,834  $ 1,492,163
    Other income                                       15,528       16,245
                                                    ---------    ---------
       Total revenue                                1,740,362    1,508,408
                                                    ---------    ---------
 Costs and expenses:
   Production cost                                  1,045,393      954,918
   Depreciation, depletion and amortization           109,055      106,384
   General and administrative                         153,168      147,873
   Impairment in value of oil and gas property            -0-       65,000
   Interest                                               939        1,295
   Doubtful accounts expense                            9,058        7,655
                                                    ---------    ---------
       Total costs and expenses                     1,317,613    1,283,125
                                                    ---------    ---------
         Earnings before taxes                        422,749      255,283

 Federal and state taxes:
   Provision for federal income tax                   140,332       71,947
   Provision for state margin tax                      10,007        8,673
                                                    ---------    ---------
              Net earnings                       $    272,410  $   144,663
                                                    =========    =========
Weighted average number of shares outstanding       1,416,587    1,416,587
                                                    =========    =========

   Basic and diluted earnings per share          $      .19    $      .10
                                                    =========    =========


                         TEXAS VANGUARD OIL COMPANY

                     Condensed Statements of Cash Flows
                               (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                             2011       2010

     Net cash provided by operating activities        $   433,180  $   256,513

     Cash flows used in investing activities:
          Additions to oil and gas properties             (31,818)     (71,105)
          Purchase of equipment                               -0-       (6,493)
                                                       ----------   -----------
     Net cash used in investing activities                (31,818)     (77,598)


     Net cash used in financing activities                    ---          ---

                                                       -----------  -----------
     Net change in cash and cash equivalents              401,362      178,915

     Cash and cash equivalents at beginning
          of period                                     7,621,018    7,192,556
                                                        ----------   ----------
     Cash and cash equivalents at end of
          period                                      $ 8,022,380  $ 7,371,471
                                                        ----------   ----------

See accompanying notes to condensed financial statements.





                         TEXAS VANGUARD OIL COMPANY

                   Notes to Condensed Financial Statements
                               (Unaudited)

                             March 31, 2011

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

Note 4: Recently Issued Accounting Standards

The Company has reviewed the Update issued by the Financial Accounting Standards Board (FASB) during the first quarter of 2011 and determined that the Update is not applicable to the Company.


Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $232,671 (16%) for the three-month period ended March 31, 2011 from the comparable prior-year period primarily as a result of higher oil and gas prices in 2011 as compared to 2010. Production costs increased $90,475 (9%) for the three-month period ended March 31, 2011 from the prior year period. Increased production costs for the three-month period ended March 31, 2011 as compared to the prior-year period are largely associated with an increase in in overall field expenses as well as an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses for the three-month period ended March 31, 2011 increased $5,295 (4%) as compared to the prior year period. Interest expense decreased $356 for the three-month period ended March 31, 2011 from the comparable prior-year period. Depreciation, depletion and amortization increased by $2,671 (3%) for the three-month period ended March 31, 2011 from the comparable prior-year period. Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery, or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2011, the Company's liquidity remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Working capital at March 31, 2011 increased to 11.92 to 1 from 9.90 to 1 at December 31, 2010. Management believes that oil and gas property investing activities in 2011 can be financed through cash on hand, cash from operating activities, and bank borrowings.
The Company anticipates continued investments in proven oil and gas properties in 2011 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties.
Cash flow provided by operations was $433,180 for the three months ended
March 31, 2011. The Company used $31,818 to invest in oil and gas properties in the first three months of 2011 as compared to $71,105 in the first three months of 2010.

The worldwide crude oil prices continue to fluctuate in 2011. The Company cannot predict how prices will vary during the remainder of 2011 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2011
(the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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



                                          TEXAS VANGUARD OIL COMPANY
                                          --------------------------
                                          (Registrant)




                                          William G. Watson, President
                                          --------------------------------
                                          William G. Watson, President
                                          (Chief Executive Officer and
                                           Chief Financial Officer)

Date: May 9, 2011