Form 10-Q
period 2011-06-30
TEXAS VANGUARD OIL CO
filed 2011-08-12
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

       Commission File No. 000-24778

TEXAS VANGUARD OIL COMPANY
(Exact name of registrant as specified in its charter)

Texas	74-2075344
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9811 Anderson Mill Rd., Suite 202
Austin, Texas 78750
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (512) 331-6781

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2011
1,416,587 shares

1 of 9

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

2 of 9

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$8,454,827	$7,621,018
Trade accounts receivable, net of allowance for doubtful accounts of $199,041 and $172,534 in 2011 and 2010, respectively	188,961	155,191
Prepaid expense	173,389	10,277
Prepaid federal income tax	-0-	202,545

Total current assets	8,817,177	7,989,031

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	8,552,561	8,496,841
Office furniture and vehicles	233,035	233,035

	8,785,596	8,729,876
Less accumulated depreciation, depletion and amortization	(4,585,652)	(4,393,245)

Total property and equipment, net	4,199,944	4,336,631

Other assets	1,000	1,000

TOTAL ASSETS	$13,018,121	$12,326,662

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$454,440	$436,008
Taxes payable	107,300	36,454
Asset retirement obligation, current portion	69,082	184,800
Notes payable	150,000	150,000

Total current liabilities	780,822	807,262

Deferred federal income tax liability	292,895	292,895
Asset retirement obligation, less current portion	472,796	353,210

Total liabilities	1,546,513	1,453,367

Stockholders' equity:

Common stock, par value $.05; authorized 12,500,000 shares;1,416,587 issued and outstanding in 2011 and 2010, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	9,512,252	8,913,939

Total stockholders' equity	11,471,608	10,873,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,018,121	$12,326,662

See accompanying notes to condensed financial statements.

3 of 9

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Operating revenue	$1,997,370	$1,706,923	$3,722,204	$3,199,086
Other income	11,862	14,985	27,390	31,230

Total revenue	2,009,232	1,721,908	3,749,594	3,230,316

Costs and expenses:
Production cost	1,238,410	933,668	2,283,803	1,888,586
Depreciation, depletion and amortization	109,055	106,384	218,110	212,768
General and administrative	138,406	135,478	291,572	283,350
Impairment in value of oil and gas property	-0-	60,000	-0-	125,000
Interest	567	1,224	1,507	2,519
Doubtful account expense	17,449	8,281	26,507	15,937

Total costs and expenses	1,503,887	1,245,035	2,821,499	2,528,160

Earnings before taxes	505,345	476,873	928,095	702,156

Federal and state taxes:
Provision for federal income tax	167,889	158,770	308,222	230,717
Provision for state margin tax	11,553	9,901	21,560	18,574

Net earnings	$325,903	$308,202	$598,313	$452,865

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings per share	$.23	$.22	$.42	$.32
Diluted earnings per share	$.23	$.22	$.42	$.32

4 of 9

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Net cash provided by operating activities	$912,078	$654,900

Cash flows used in investing activities:
Additions to oil and gas properties	(88,269)	(342,185)
Purchase of equipment	-0-	(6,493)
Proceeds from sale of oil and gas properties	10,000	-0-

Net cash used in investing activities	(78,269)	(348,678)

Net cash used in financing activities	---	---

Net change in cash and cash equivalents	833,809	306,222

Cash and cash equivalents at beginning of period	7,621,018	7,192,556

Cash and cash equivalents at end of period	$8,454,827	$7,498,778

See accompanying notes to condensed financial statements.

5 of 9

TEXAS VANGUARD OIL COMPANY
Notes to Condensed Financial Statements
(Unaudited)
June 30, 2011

Note 1:  Oil and Gas Properties

Texas Vanguard Oil Company (the “Company”) follows the "successful efforts" method of accounting for oil and gas exploration and production operations. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are initially capitalized and either subsequently expensed if the properties are determined not to have proved reserves, or reclassified as a proven property if proved reserves are discovered.  Costs of drilling development wells are capitalized. Geological, geophysical, carrying and production costs are charged to expense as incurred.

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

Note 4:  Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the three-month and six-month periods ended June 30, 2011, and determined that the updates are not applicable to the Company.

6 of 9

Item 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by  $290,447  (17%) and $523,118 (16%) for the three-month and six-month periods ended June 30, 2011, from  the comparable prior year periods primarily as a result of higher oil and gas prices in 2011 as compared to 2010. Production costs increased by $304,742 (33%) and $395,217 (21%) for the three-month and six-month periods ended June 30, 2011, from the comparable prior year periods. Increased production costs for the three-month and six-month  periods ended  June  30, 2011 as compared to the prior-year periods are largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses increased $2,928 (2%) and $8,222 (3%) for the three-month and six-month periods ended June 30, 2011, as compared to the prior year periods. Interest expense decreased $657 and $1,012 for the three-month and six-month periods ended June 30, 2011, from the comparable 2010 periods. Depreciation, depletion, and amortization increased by $5,342 (3%) for the six-month period ended June 30, 2011, from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2011, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at June 30, 2011, has increased to 11.29 to 1 from 9.90 to 1 at December 31, 2010. Management believes that oil and gas property investing activities in 2011 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2011 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow provided by operations was $912,078 for the six months ended June 30, 2011. The Company used $88,269 to invest in oil and gas properties in the first six months of 2011, compared to $342,185 in the first six months of 2010. During the second quarter ended June 30, 2011, the Company sold one operated oil and gas property for $10,000. The Company sells selected properties when it is more economical to sell rather than produce them.

The worldwide crude oil prices continue to fluctuate in 2011. The Company cannot predict how prices will vary during the remainder of 2011 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. Inflation is not anticipated to have a significant impact on the Company’s operations.

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

Item  4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2011 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

7 of 9

PART II.       OTHER INFORMATION

Item 6.   Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

8 of 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS VANGUARD OIL COMPANY (Registrant)

Date: August 8, 2011	By:	/s/ William G. Watson
William G. Watson
President and (Chief Executive Officer and Chief Financial Officer)

9 of 9