Form 10-Q
period 2011-09-30
TEXAS VANGUARD OIL CO
filed 2011-11-14
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Outstanding at September 30, 2011
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$8,493,054	$7,621,018
Trade accounts receivable, net of allowance for doubtful accounts of $183,298 and $172,534 in 2011 and 2010, respectively	203,480	155,191
Prepaid expense	68,236	10,277
Prepaid federal income tax	-0-	202,545
Total current assets	8,764,770	7,989,031

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	8,856,187	8,496,841
Office furniture and vehicles	233,035	233,035
	9,089,222	8,729,876
Less accumulated depreciation, depletion and amortization	(4,694,707)	(4,393,245)
Total property and equipment	4,394,515	4,336,631
Other assets	1,000	1,000
TOTAL ASSETS	$13,160,285	$12,326,662

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$250,619	$436,008
Taxes payable	102,165	36,454
Asset retirement obligation, current portion	99,968	184,800
Notes payable	150,000	150,000
Total current liabilities	602,752	807,262
Deferred federal income tax liability	292,895	292,895
Asset retirement obligation, less current portion	443,715	353,210
Total liabilities	1,339,362	1,453,367
Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2011 and 2010, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	9,861,567	8,913,939
Total stockholders' equity	11,820,923	10,873,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,160,285	$12,326,662

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Operating revenue	$1,710,700	1,594,190	5,432,904	4,793,276
Other income	13,604	11,257	40,994	42,487
Total revenue	1,724,304	1,605,447	5,473,898	4,835,763
Costs and expenses:
Production cost	958,033	984,193	3,241,836	2,872,778
Depreciation, depletion and amortization	109,055	106,384	327,165	319,151
General and administrative	132,776	124,115	424,348	407,466
Impairment of oil and gas property	-0-	-0-	-0-	125,000
Interest	1,003	929	2,510	3,448
Doubtful account expense	(15,743)	15,564	10,764	31,501
Total costs and expenses	1,185,124	1,231,185	4,006,623	3,759,344
Earnings before taxes	539,180	374,262	1,467,275	1,076,419

Federal and state taxes:
Provision for federal income tax	179,950	124,111	488,172	354,828
Provision for state margin tax	9,915	9,231	31,475	27,806
Net earnings	$349,315	240,920	947,628	693,785

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings per share	.25	.17	.67	.49
Diluted earning per share	.25	.17	.67	.49

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Net cash provided by operating activities	$1,253,932	$1,254,176
Cash flows used in investing activities:
Additions to oil and gas properties	(391,896)	(780,476)
Purchase of equipment	-0-	(6,493)
Proceeds from sale of oil and gas properties	10,000	-0-
Net cash used in investing activities	(381,896)	(786,969)
Net cash used in financing activities	---	---
Net change in cash and cash equivalents	872,036	467,207
Cash and cash equivalents at beginning of period	7,621,018	7,192,556
Cash and cash equivalents at end of period	$8,493,054	$7,659,763

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

September 30, 2011
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

Note 4:   Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the three-month and nine-month periods ended September 30, 2011, and determined that the updates are not applicable to the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $116,510 (7%) and $639,628 (13%) for the three-month and nine-month periods ended September 30, 2011 from the comparable prior year periods primarily as a result of higher oil and gas prices in 2011 as compared to 2010.   Production costs decreased by $26,160 (3%) for the three-month period ended September 30, 2011 and increased $369,058 (13%) for the nine-month period ended September 30, 2011 as compared to the prior year periods.  Increased production costs for the nine-month  period ended  September  30, 2011 as compared to the prior-year period is largely associated with an increase in workover activity, an increase in overall field expenses, and an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses increased $8,661 (7%) and $16,882 (4%) for the three-month and nine-month periods ended September 30, 2011 as compared to the prior year periods. Interest expense decreased $938 for the nine-month period ended September 30, 2011 from the comparable 2010 period. Depreciation, depletion, and amortization increased by $8,014 (3%) for the nine-month period ended September 30, 2011 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2011, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at September 30, 2011, has increased to 14.54 to 1 from 9.90 to 1 at December 31, 2010. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $1,253,932 for the nine months ended September 30, 2011.  The Company used $391,896 to invest in oil and gas properties in the first nine months of 2011 as compared to $780,476 in the first nine months of 2010.

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

Item  4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2011 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

TEXAS VANGUARD OIL COMPANY
(Registrant)

Date: November 7, 2011	By:	/s/ William G. Watson
William G. Watson
President and Principal Financial and Accounting Officer