Form 10-K
period 2011-12-31
TEXAS VANGUARD OIL CO
filed 2012-03-30
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

       Commission File No. 000-24778

TEXAS VANGUARD OIL COMPANY
(Exact name of registrant as specified in its charter)

Texas	74-2075344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9811 Anderson Mill Rd., Suite 202, Austin, Texas  78750
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (512) 331-6781

Securities Registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.05 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the
Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that day’s trading range on the FINRA OTC Bulletin Board, as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,992,464.

On March 1, 2012, there were 1,416,587 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant's definitive proxy statement regarding the election of directors at the registrant's 2011 Annual Stockholders' Meeting filed or to be filed with the Commission on or before April 30, 2012, has been incorporated by reference in Part III of this report.

PART I

Forward-Looking Statements

This annual report contains various “forward-looking” statements within the meaning of the Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in the Form 10-K  that address activities, events or developments of the Company are “forward-looking” statements and represent management’s expectations or beliefs concerning future events, and may be signified by the words ‘expect’, ‘estimate’, ‘believe’, ‘anticipate’, ‘predict’, or other similar expressions.  Forward-looking statements appear throughout this Form 10-K with respect to, among other things: estimates of future oil and natural gas production; estimates of future oil and natural gas prices; estimates of oil and natural gas reserves; future drilling and operations; future capital expenditures; future net cash flows; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.  For these reasons, you should not place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise them.

ITEM 1.  BUSINESS

General

Texas Vanguard Oil Company (the "Company" or "Registrant") was incorporated under the laws of the state of Texas on December 4, 1979. The business of the Company is to engage in the acquisition, exploration, development, and operation of onshore oil and natural gas properties in the United States, principally in Texas. The Company also engages in oil and natural gas exploration, development and production in New Mexico, Oklahoma, Nebraska, and Wyoming. The Company’s business plan is to expand its reserve base, increase production, and to increase cash flow through acquisition of producing oil and natural gas properties. Along with operated producing properties, the Company acquires non-operated interests, leasehold interests and participates in re-entries and low risk drilling projects.

The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Natural Gas

The market for the Company's primary products, oil and natural gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines and general fluctuations in the supply and demand for oil and natural gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and natural gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (15% in 2011 and 15% in 2010) and Plains Marketing (51% in 2011 and 49% in 2010). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on its operations as it could sell its production to other gathering companies at comparable prices. Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and natural gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and natural gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

The Company's officers actively manage the Company's activities. There are no employment contracts with any officers. At December 31, 2011, the Company had two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis. Both William Watson and Linda Watson are directors of other companies that have oil and natural gas interests. Due to this situation a conflict of interest may arise. In 2010, a company owned by William Watson and a company owned by Linda Watson each participated in one drilling project in which the Company also had an interest. In 2011, William Watson’s company and Linda Watson’s company each participated in one drilling project in which the Company also had an interest. The terms of the participation for both companies were the same as the terms for the Company.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control.  The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

RISKS RELATED TO BUSINESS

Industry Competition

Competition for oil and natural gas reserves is significant.  We compete with major oil and gas companies, independent oil and gas companies and individual producers and operators.  Most of our competitors have substantially greater financial and other resources than we do.  These competitors may be able to pay more for properties and prospects and be able to define, evaluate, bid for, and purchase a greater number of properties and prospects than we can.  These competitors may have technological advantages and may be able to implement new technologies more rapidly than we can.  Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend on our ability to evaluate, select and acquire suitable producing properties and prospects for future development activities.

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

Insurance

Our operations are subject to the usual hazards incident to drilling for and producing oil and natural gas.  We maintain insurance coverage customary for operations, but losses could arise in excess of our existing insurance coverage. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse affect on the Company’s financial condition and results of operations.

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

Estimation of Reserves

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, development costs and workover costs, all of which may vary considerably from actual results.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For this reason, estimates of the economically recoverable quantities of oil and natural gas and of future net cash flows expected therefrom may vary substantially.  The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2011. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Actual future prices and costs may be materially higher or lower.

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

Governmental Regulations

Domestic oil and natural gas exploration, production, and marketing are extensively regulated by federal, state and local agencies. The heavy regulatory burden on the oil and natural gas industry increases its costs of doing business and consequently affects its profitability.  Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals.  Such matters are beyond the Company’s ability to accurately predict or control.

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

Control By Executive Officers And Directors

As of December 31, 2011, our executive officers and directors beneficially owned approximately 78% of our common stock.  These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our board of directors and the approval of mergers and other business transactions.

Small Amount of Float

Our company has a small amount of common stock in the market.  Accordingly, shareholders may find a liquidity problem when selling our stock and may find selling our stock at a particular price to be difficult.

Common Stock Volatility

Our common stock is traded on the OTC QB Market and quoted on the FINRA OTC Bulletin Board. Trading volume for our stock has historically been low. On many days no trades are recorded. Low trading volume may make it difficult for an investor to buy or sell a large quantity of shares in a short period of time.  The market price of our common stock has been volatile and could fluctuate substantially due to fluctuations in commodity prices, variations in results of operations, legislative or regulatory changes, general trends in the industry, market conditions and other events in the oil and natural gas industry.

Costs Incurred As A Public Company

As a public company, we incur legal, accounting and other expenses with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel devote a substantial amount of time to these new compliance requirements.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Well Activity

During early 2011, the Company participated in the drilling of two new wells, resulting in two oil producers. Another well was drilled on acreage which Texas Vanguard holds a royalty interest, resulting in an oil producer. In operated wells, the Company acquired additional interest in 38 oil and 3 gas wells. The Company participated in the re-entry of one well which was waiting to be completed at year end. All of the Company’s oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States.  The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2009, 2010 and 2011.

Fiscal years ended	Oil		Gas		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net

2009	4	0.37	1	0.13	0	0
2010	30	2.06	4	1.04	1	.06
2011	41	1.05	3	0.03	0	0

(1)	A gross well is a well in which the Company has an interest.

(2)	A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3)	A dry well is a well found to be incapable of producing oil or natural gas in sufficient quantities to justify completion of the well.

(4)
In 2009, the Company participated in the completion of one oil producer which had begun drilling 2008. The Company participated in the re-entry of two wells, resulting in one oil producer and one gas producer. The Company also participated in the drilling of one new well which was waiting to be completed at yearend.

(5)
In 2010, the Company participated in the completion of one oil producer which had begun drilling in 2009. The Company participated in the drilling of five new wells, resulting in five oil producers. The Company also acquired interest in and operations of one gas well. In operated wells, the Company acquired additional interest in 24 oil and 3 gas wells. One wildcat well was drilled by a third party on farmout acreage from Texas Vanguard in west Texas. The wildcat resulted in a dry hole.

The Company is not obligated to provide a fixed and determinable quantity of oil or natural gas in the future under existing contracts or agreements.

Significant Properties

Over the past two years, the Company has made investments in proven oil and natural gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and natural gas properties at the time of purchase.  These investments have been made in different fields and areas, primarily in south, central and west Texas. At December 31, 2011, the Company does not have any single property that is significant enough to materially affect its operations.

Productive Wells and Acreage

The following table sets forth by county the Company’s gross and net productive wells and developed acreage in Texas, Wyoming, New Mexico, Oklahoma and Nebraska counties as of December 31, 2011.

	Producing Wells (a)				Developed
	Oil		Gas		Acreage (a)
County	Gross	Net	Gross	Net	Gross	Net
Andrews	1	.04	0	.00	80.00	3.00
Bastrop (b)	84	66.12	46	40.28	3,188.46	2,697.19
Bee	5	.31	12	1.20	685.70	60.92
Burleson	1	.62	0	.00	280.00	173.31
Chaves (c)	0	.00	1	.50	160.00	80.00
Crane (b)	10	8.07	0	.00	130.00	81.32
Crockett	0	.00	2	2.00	160.00	160.00
Eastland (b)	0	.00	4	.09	122.00	1.30
Eddy (c)	4	.88	1	.11	440.00	65.50
Fayette (b)	22	13.03	2	.75	5,847.10	1,852.60
Garza (b)	4	.06	0	.00	40.00	.63
Grimes	1	1.00	0	.00	652.85	652.85
Haskell (f)	0	.00	1	.13	640.00	83.39
Hemphill	0	.00	1	.13	700.00	87.50
Hidalgo	0	.00	2	.25	417.86	20.00
Howard	1	.10	0	.00	160.00	16.00
Kent (b)	27	.67	0	.00	1,411.65	29.49
Kimball (d)	1	.05	0	.00	40.00	2.00
Lea (b)(c)	4	.38	1	.07	614.45	70.87
Lee (b)	110	91.51	5	4.56	2,853.40	2,108.57
Lipscomb	1	.03	0	.00	80.00	2.50
Martin	4	3.76	0	.00	320.19	300.74
Midland	4	.16	0	.00	200.00	10.50
Parker (b)	0	.00	1	.01	136.91	.83
Robertson	1	.10	0	.00	420.42	42.04
Schleicher	2	.50	0	.00	80.00	20.00
Sterling	1	.13	0	.00	80.00	10.00
Terry	1	.10	0	.00	80.00	8.00
Ward(b)	1	.03	1	.13	720.00	19.20
Washington (b)	3	.21	0	.00	1,032.92	103.29
Weston (e)	3	.94	0	.00	120.00	37.42
Wilson	1	.95	0	.00	80.00	76.00
Woodward (f)	1	.01	0	.00	640.00	3.32
	298	189.76	80	50.21	22,613.91	8,880.28

a)
A gross well is a well in which the Company owns either a working interest or a royalty interest.  Gross acres are the total acres in a lease.  Net acres are the gross acres multiplied by the Company’s interest in the lease.

b)	The Company owns overriding royalty interest in these counties.
c)	Chaves, Eddy and Lea Counties are located in New Mexico.
d)	Kimball County is located in Nebraska.
e)	Weston County is located in Wyoming.
f)	Haskell and Woodward Counties are located in Oklahoma.

Reserve Quantity Information

For information required by FASB’s Accounting Standards Codification topic “Extractive Activities – Oil and Gas” see the “Supplemental Oil and Gas Information” section included in Item 7. This section also includes estimates of proven oil and natural gas reserves.

Oil and Gas Statistics

The following summarizes the net oil and natural gas production, average sales prices and production costs per unit for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Oil:
Production volume (barrels)	52,790	57,672	56,080
Average sales price per barrel	$90.81	$75.17	$55.48

Gas:
Production volume (MCF)	265,045	278,549	311,377
Average sales price per MCF	$6.39	$5.65	$4.34

Average production costs per equivalent barrel	$43.89	$39.57	$33.30

The worldwide crude oil prices of 2011 continue to fluctuate in 2012.  The Company cannot predict how prices will vary during 2012 and what effect they will ultimately have on the Company.

Undeveloped Acreage

The following table sets forth by county the Company’s gross and net undeveloped acreage as of December 31, 2011.  All counties are in Texas unless otherwise noted.

County	Gross	Net

Andrews	384.00	192.00
Bastrop	2,286.18	1,811.16
Crane	270.00	241.55
Crosby	1,118.77	559.38
Eastland	199.30	2.37
Eddy (a)	480.00	65.00
Fayette	354.64	264.55
Garza	2,801.10	548.98
Kent	4,037.44	1,471.31
Lea (a)	880.00	326.56
Lee	1,910.11	1,610.36
Midland	180.00	10.08
Sterling	400.00	50.00
Weston (b)	840.00	379.75
Wilson	129.51	123.03
	16,271.05	7,656.08

Of the 7,656.08 net undeveloped acres under lease 7,611.08 net acres are being held by production.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the FINRA OTC Bulletin Board with the symbol (TVOC.PK). The range of high and low sales price for each quarterly period during the past two years is as follows:

	Sales Price
	High	Low
Fiscal 2011

First Quarter	$10.00	$8.45
Second Quarter	10.15	9.15
Third Quarter	10.05	8.55
Fourth Quarter	10.25	9.00

Fiscal 2010

First Quarter	$8.00	$5.66
Second Quarter	8.00	6.60
Third Quarter	7.50	6.55
Fourth Quarter	8.90	6.90

At December 31, 2011, the approximate number of holders of record of the Company’s common stock was 421.  The Company has not paid any dividends and has no plans to do so in the immediate future.  The Company issued no equity securities in 2011.  The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Financial Condition

During the year ended December 31, 2011, cash increased by $954,674, while cash increased for the year ended December 31, 2010, by $428,462. The cash flow from operating activities in 2011 was $1,630,588, an increase of $193,776 from 2010. The cash flow from operating activities in 2010 was $1,436,812, an increase of $917,495 from 2009. The significant use of cash, other than for operating expenses, has been investments in oil and natural gas projects. Investments in oil and natural gas projects were $685,914 and $1,001,857 in 2011 and 2010, respectively. As of December 31, 2011, the Company had a cash balance of $8,575,692, and notes payable of $150,000 as compared to the December 31, 2010, cash balance of $7,621,018, and notes payable of $150,000.

During the last two years, the Company’s investment in producing oil and natural gas properties and low risk drilling projects was provided by cash flow from operating activities. Investments may also be funded by sales of other oil and natural gas properties and/or from borrowings on notes payable to banks. The Company sells selected properties when it is more economical to sell rather than produce them.

Working capital at December 31, 2011, increased to 13.22 to 1 from 9.90 to 1 at December 31, 2010. The Company continued its policy of making strategic investments in producing oil and natural gas properties and investing in low risk drilling projects in the same or similar fields to properties already operated by the Company, which are primarily financed with cash from operations and/or short term notes payable.

Liquidity and Capital Resources

During the current fiscal year, the Company’s liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2012 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and natural gas properties in 2012 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2012 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties.  The Company had no significant commitments for capital expenditures at December 31, 2011.

At the end of 2011, the Company was holding a substantial cash reserve. The Company continued to participate in low-risk projects. As commodity prices and prospect quality fluctuate, the Company will continue to adjust to best meet our criteria.

As of December 31, 2011, the Company maintained a $1,000,000 line of credit collateralized by a certificate of deposit.  The line of credit matures on May 4, 2012 (see note 3 of notes to financial statements for further explanation).

Reserve Estimates

At the end of 2011, the Company’s oil reserves were 446,640 barrels of oil, a decrease of 3% from the prior year.  The Company’s natural gas reserves were 2,099,440 MCF of natural gas, a decrease of 5% from the prior year.  The decrease in oil reserves are due to both a smaller number of drilling projects in which the Company participated and an increase in field expenses. The decrease in natural gas reserves is primarily due to the continuing decline in the price of natural gas.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For these reasons, estimates of the economically recoverable quantities of oil and natural gas and estimates of the future net cash flows expected therefrom may vary substantially.  Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2011. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.

Analysis of Results of Operations

Oil and natural gas sales revenue increased in 2011 and 2010 by 14% and 32%, respectively. The Company’s total revenue for the fiscal year ended December 31, 2011 was $7,212,741 as compared to $6,399,831 as of December 31, 2010.

In 2011, oil production volume decreased by 8% at the same time as the average price per barrel increased by 21% to $90.81. Also, in 2011, the natural gas production volume decreased by 5% at the same time as the average price per MCF increased by 13% to $6.39. In 2010, oil production volume increased by 3% at the same time as the average price per barrel increased by 35% to $75.17. Also, in 2010, the natural gas production volume decreased by 11% while the average price per MCF increased by 30% to $5.65. The fluctuation in oil and natural gas prices is solely attributable to commodity market change.

In 2011 and 2010, oil and natural gas production expenses increased by 3% and 15%, respectively, over the prior years. The increased production costs for 2011 is primarily due to an increase in overall field expenses while the increase in production costs for 2010 is largely associated with an increase in workover expenses as compared to the prior year.

The Company participated in the drilling of 2 wells in 2011 and 5 wells in 2010, and the costs associated therewith were capitalized.

In 2011 and 2010, interest expense decreased 26% and 24%, respectively, over the prior years due to a reduction of interest rates on outstanding balances.

Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and natural gas produced, changes in price of oil and natural gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion decreased 9% in 2011 as compared to a 2% increase in depletion in 2010.

In 2011, total general and administrative expenses increased $21,786 while total general and administrative expenses in 2010 remained almost constant, decreasing $358.

In 2011 and 2010, the Company recorded an allowance of $209,666 and $172,534 respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

In 2011 and 2010, the Company recognized $105,963 and $125,000 respectively, for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

Inflation is not anticipated to have a significant impact on the Company’s operations.

Contractual Obligations of Company

The Company’s contractual obligations as of December 31, 2011 are as follows:

Contractual Obligations:	2012	Thereafter	Total

Debt Obligations	$150,000	---	$150,000

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Texas Vanguard Oil Company:

We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the “Company”) as of December 31, 2011 and 2010, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 26, 2012

TEXAS VANGUARD OIL COMPANY

Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash (including certificates of deposit of $1,250,000, pledged, in 2011 and 2010, respectively)	$8,575,692	$7,621,018
Trade accounts receivable, net of allowance for doubtful accounts of $209,666 and $172,534 in 2011 and 2010, respectively	272,819	155,191
Prepaid expense	176,839	10,277
Prepaid federal income tax	27,776	202,545

Total current assets	9,053,126	7,989,031
Oil and gas properties, partially pledged, successful efforts method of accounting:
Proven properties	8,877,890	8,336,400
Unproven properties	160,441	160,441
Office furniture and equipment	233,035	233,035

	9,271,366	8,729,876
Less accumulated depreciation, depletion and amortization	(4,815,808)	(4,393,245)

	4,455,558	4,336,631

Other assets	1,000	1,000

TOTAL ASSETS	$13,509,684	$12,326,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$414,402	$436,008
Taxes payable	41,473	36,454
Asset retirement obligation, current portion	78,797	184,800
Notes payable	150,000	150,000

Total current liabilities	684,672	807,262

Deferred federal income tax liability	322,149	292,895
Asset retirement obligation, less current portion	474,201	353,210

Total liabilities	1,481,022	1,453,367

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2011 and 2010, respectively	70,828	70,828
Additional paid in capital	1,888,528	1,888,528
Retained earnings	10,069,306	8,913,939

Total stockholders' equity	12,028,662	10,873,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,509,684	$12,326,662

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Earnings
Years ended December 31, 2011 and 2010

	2011	2010
Revenues:
Oil and gas sales	$6,751,254	$5,904,704
Well operation fees	110,234	114,627
Other, net	295,399	327,826
Interest income	55,854	52,674

Total revenues	7,212,741	6,399,831

Expenses:
Production cost	4,256,101	4,118,940
Depreciation, depletion and amortization	454,179	496,743
Interest expense	3,266	4,408
General and administrative	564,071	542,285
Impairment in value of oil and gas property	105,963	125,000
Doubtful accounts expense	37,132	39,013

Total expenses	5,420,712	5,326,389

Earnings before income taxes	1,792,029	1,073,442

Federal and state taxes:
Provision for federal income tax	565,935	310,975
Deferred federal income tax	29,254	42,231
Provision for state margin tax	41,473	36,455

Net earnings	$1,155,367	$683,781

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic and diluted earnings per share	$0.82	$0.48

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Stockholders' Equity
Years ended December 31, 2011 and 2010

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2009	1,416,587	$70,828	$1,888,528	$8,230,158	$10,189,514

Net earnings	-	-	-	683,781	683,781

Balances at December 31, 2010	1,416,587	$70,828	$1,888,528	$8,913,939	$10,873,295

Net earnings	-	-	-	1,155,367	1,155,367

Balances at December 31, 2011	1,416,587	$70,828	$1,888,528	$10,069,306	$12,028,662

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net earnings	$1,155,367	$683,781
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	454,179	496,743
Impairment in value of oil and gas property	105,963	125,000
Doubtful accounts expense	37,132	39,013
Gain on sale of oil and gas properties	(3,154)	-0-
Increase (decrease) in deferred federal income tax liability	29,254	42,231
Changes in assets and liabilities:
(Increase) decrease in receivables	(154,760)	(95,308)
(Increase) decrease in prepaid expense	(166,563)	56,379
(Increase) decrease in prepaid taxes	174,769	(57,508)
Increase (decrease) in payables and accrued expenses	(1,599)	146,481

Net cash provided by operating activities	1,630,588	1,436,812

Cash flows from investing activities:
Additions to oil and gas properties	(685,914)	(1,001,857)
Proceeds from sale of oil and gas properties	10,000	-0-
Purchases of equipment	-0-	(6,493)

Net cash used in investing activities	(675,914)	(1,008,350)

Cash flows from financing activities:
Net cash used in financing activities	---	---

Net increase in cash and cash equivalents	954,674	428,462

Cash and cash equivalents at beginning of year	7,621,018	7,192,556

Cash and cash equivalents at end of year	$8,575,692	$7,621,018

Supplemental disclosure of cash flow information:
Interest paid	$3,266	$4,408

Cash paid for income taxes	$515,856	$498,597

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements
December 31, 2011 and 2010

(1) Significant Accounting Policies

Description of Business - Texas Vanguard Oil Company (the Company) engages in the acquisition, exploration, development, and operation of onshore oil and natural gas properties in the United States, principally in Texas.  The Company owns interests in producing properties and in undeveloped oil and natural gas leases in Texas, Wyoming, Nebraska, Oklahoma and New Mexico.  The Company sells all of its production to traditional industry purchasers who have the facilities to transport the oil and natural gas from the well site.

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

Financial Accounting Standards Board (FASB), Accounting Standards Codification topic “Property, Plant, and Equipment” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

The Company performs a periodic review for impairment of proved properties. The Company determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of earnings under impairment expense. Upon the sale of oil and natural gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations.

Impairment of unproved properties is assessed periodically and any impairment in value is currently charged to expense. Loss is recognized to the extent that such impairment is indicated. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $105,963 and $125,000 were recorded in 2011 and 2010, respectively.

Depreciation, depletion and amortization of proved oil and natural gas property costs, including related equipment and facilities, are provided using the units-of-production method on a property-by-property basis.

Office Furniture and Equipment - Office furniture and equipment is stated at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives:

Office furniture and equipment          7 years
Automotive equipment             5 years

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(1) Significant Accounting Policies, continued

Accounts Receivable – The Company provides for uncollectible accounts using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance and recoveries are added to the allowance.

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

Concentration of Credit Risk -  The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2011 and two purchasers in 2010 as follows: 2011 – 51%, 15%; and 2010 – 49%, 15%. The Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). Effective December 31, 2010, the FDIC ruled that all non-interest bearing deposit accounts at an FDIC-insured institution are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2012. In addition, interest bearing accounts are insured up to at least $250,000 per account.  At December, 31, 2011, cash in one interest bearing account exceeded the FDIC limits.   The Company has not experienced any losses on deposits.

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

(2) Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the twelve-month period ended December 31, 2011, and determined that the updates are not applicable to the Company.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(3) Notes Payable and Long-term Debt

The Company had notes payable debt to banks as follows at December 31:

	2011		2010

Line of credit with a bank in the amount of $1,000,000. Interest payable monthly at 2.00%, collateralized by a $1,000,000 certificate of deposit. The line of credit matures on May 4, 2012.		$150,000	$	---

Line of credit with a bank in the amount of $1,000,000. Interest payable monthly at 2.54%, collateralized by a $1,000,000 certificate of deposit. The line of credit matured on May 4, 2011.		---		150,000

Line of credit with a bank in the amount of $5,000,000. Borrowing at December 31, 2010 based on oil and gas reserves. Interest payable monthly at prime plus 1.0%. The line of credit matured on May 16, 2011.
		---		---

Total debt		$150,000		$150,000
Less current installments		(150,000)		(150,000)

Long-term debt, excluding current installments	$	---	$	---

As of December 31, 2011 and 2010, the Company had no long term debt.

(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $258,000 and $246,000 as compensation for performance of those services during the years ended December 31, 2011 and 2010, respectively.  Effective January 1, 2011, the agreement was renewed with terms of $22,000 per month through December 31, 2012.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease.  Rent expense incurred under this lease was $26,400 and $26,400 for the years ended December 31, 2011 and 2010, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2011 and 2010, these individuals received $38,694 and $27,951, respectively from properties operated by the Company.

 During the years ended December 31, 2011 and 2010, a Director of the Company received $73,800 and $71,400 respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest.  These purchases represent less than 10% of the Company’s total oil field purchases.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(5) Income Taxes

The Federal income tax expense for 2011 and 2010 does not differ from the “expected” tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes.  The provision for income taxes for the year ended December 31, 2011 and 2010, consists of:

	2011	2010

Current federal tax expense	$565,935	$310,975
Current state margin tax expense	41,473	36,455
Deferred federal tax expense	29,254	42,231

	$636,662	$389,661

The tax effects of temporary differences that give rise to the deferred Federal tax assets and liabilities at December 31, 2011 and 2010 is presented below:

	2011	2010
Deferred federal tax liability:
Office furniture and equipment and oil and gas property, due to differences in depreciation and abandonment	$(322,149)	$(292,895)

Total deferred federal tax liability	$(322,149)	$(292,895)

The Company has no accumulated losses for Federal income tax purposes as of December 31, 2011 and 2010, which may be carried forward and used to reduce taxable income in future years.

We adopted additional provisions from the “Income Taxes” topic of the FASB Accounting Standards Codification, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of these additional provisions at the time of adoption and at December 31, 2011, the Company did not recognize a liability for uncertain tax positions.  As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. The tax years 2007 through 2010 remain open to examination by the taxing jurisdictions in which we file income tax returns.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(6)  Asset Retirement Obligation

The Asset Retirement and Environmental Obligations topic of the FASB Accounting Standards Codification requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value.   The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

	2011	2010
Asset Retirement Obligation
Beginning of year	$538,010	$415,243
Liabilities incurred during the period	7,364	27,792
Settlements	(19,264)	(275)
Accretion expense	11,349	11,349
Revisions in estimated cash flow	15,539	83,901

End of year	$552,998	$538,010

	2011	2010
Asset Retirement Obligation
Long term portion	$474,201	$353,210
Current portion	78,797	184,800
Total	$552,998	$538,010

 TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION

Years ended December 31, 2011 and 2010
(Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2011 and 2010.  Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and natural gas and other factors.   All of the Company's oil and natural gas reserves are located in the United States.

	2011		2010
	Oil	Gas	Oil	Gas
	BBLS	MCF	BBLS	MCF
Proved Developed Reserves:
Beginning of year	461,711	2,217,881	431,638	2,108,346
Revisions of previous estimates	23,261	120,949	65,715	286,169
Extensions and Discoveries	13,478	20,235	18,440	9,637
Purchase of minerals in place	980	5,420	3,590	92,278
Sale of minerals	---	---	---	---
Production	(52,790)	(265,045)	(57,672)	(278,549)

End of year	446,640	2,099,440	461,711	2,217,881

Proved Developed Reserves:
Beginning of year	461,711	2,217,881	431,638	2,108,346
End of year	446,640	2,099,440	461,711	2,217,881

Standardized Measure of Discounted Future Net Cash Flows  (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and natural gas reserves.  Future net cash flows as related to existing proved oil and natural gas reserves were computed using an average of the closing price for oil and natural gas on the New York Mercantile Exchange (NYMEX) on the first day of each month during 2011 and 2010, respectively. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.  Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards. The Company cannot predict price fluctuations, which may occur in the future.

	December 31,
	2011	2010

Future cash inflows	$55,474,870	$47,550,160
Future production and development costs	(28,164,930)	(25,022,280)
Future income tax expenses	(9,421,044)	(7,770,433)

Future net cash flows	17,888,896	14,757,447

10% annual discount for estimated timing of cash flows	(7,009,735)	(5,698,029)

Standardized measure of discounted future net cash flows	$10,879,161	$9,059,418

TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2011	2010
Changes:
Sale of oil and gas produced, net of production costs	$(2,495,152)	$(1,785,764)
Net changes in prices and production costs	3,186,946	4,005,566
Purchase of minerals in place	36,773	134,997
Extensions and discoveries	478,715	521,709
Sales of minerals	---	---
Revisions of previous quantity estimates	714,185	1,294,357
Accretion of discount	1,225,477	803,389
Change in income taxes	(955,391)	(1,661,849)
Timing differences and other	(371,810)	(199,763)

Net changes	1,819,743	3,112,642

Beginning balance- standardized measure of discounted future net cash flows	9,059,418	5,946,776

Ending balance - standardized measure of discounted future net cash flows	$10,879,161	$9,059,418

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities
	Years ended December 31,
	2011	2010

Unproven oil and gas properties (including wells in progress)	$160,441	$160,441

Proven oil and gas properties	8,877,890	8,336,400

Accumulated depletion and amortization	(4,647,420)	(4,256,692)

Net capitalized costs	$4,390,911	$4,240,149

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	Years ended December 31,
	2011	2010

Acquisition of properties - unproven	$-0-	$9,129
Acquisition of properties - proven	685,914	992,728

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rules 13a – 15(e) and 15d – 15(e), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2011 totaled $39,000. The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2010 totaled $37,450.

Tax Fees.

Tax services for the fiscal years ended December 31, 2011 and 2010 were not provided by Padgett, Stratemann & Co. L.L.P.

All Other Fees.

For the fiscal year ended December 31, 2010 the fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for other services totaled $2,475. The Company engaged Padgett, Stratemann & Co., L.L.P. to perform an analysis of the Company’s supplemental oil and gas schedules. There were no fees for other services paid to Padgett, Stratemann & Co., L.L.P. for the fiscal year ended December 31, 2011.

It is the audit committee’s policy to pre-approve all services provided by Padgett, Stratemann & Co., L.L.P.  All services provided by Padgett, Stratemann & Co., L.L.P. during the years ended December 31, 2011 and 2010 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2011 and 2010 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2011, and notes to financial statements are included in Item 8.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3). Exhibits

Number	Description of Document

3*	Copies of Articles of Incorporation and Bylaws - Incorporated by reference to Exhibits 4a and 4b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

3.1*	Articles of Amendment to authorize capitalization of common stock, previously filed as exhibits to Form 8 K dated May 27, 1983.

3.2*	Certificate of Amendment dated February 20, 1990 of Articles of Incorporation and Articles of Amendment dated February 16, 1990 to the Articles of Incorporation. Filed as Exhibit to 1989 Form 10-K.

10.1	Management agreement between Texas Vanguard Oil Company and Robert Watson, Inc. dated January 1, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

99.1	Reserve Report

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VANGUARD OIL COMPANY

By:	/s/ William G. Watson
William G. Watson
President
Date: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William G. Watson	/s/ Robert L. Patterson
William G. Watson, President	Robert L. Patterson
Director, Chief Executive Officer and Chief Financial Officer	Director
March 26, 2012	March 26, 2012

/s/ Linda R. Watson	/s/ Teresa N. Nuckols
Linda R. Watson	Teresa N. Nuckols
Director and Chairman of the Board	Secretary
March 26, 2012	March 26, 2012

This Page Is Not Part Of Our Annual Report On Form 10-K

OFFICERS AND DIRECTORS	CORPORATE INFORMATION

Linda R. Watson	CORPORATE OFFICE
Chairman of the Board	9811 Anderson Mill Road, Suite 202
and Director	Austin, Texas 78750

William G. Watson	INDEPENDENT ACCOUNTANTS
President, Chief Executive	Padgett, Stratemann & Co. L.L.P.
Officer, Chief Financial Officer	Austin, Texas
and Director
TRANSFER AGENT
Teresa N. Nuckols	For stock certificate transfers, address change or lost certificates
Secretary	Computershare Trust Company, Inc.
P.O. Box 43070
Robert L. Patterson	Providence, Rhode Island 02940
Director
COMMON STOCK
Quoted on the FINRA OTC Bulletin Board
Symbol: TVOC.PK

CORPORATE GOVERNANCE
The Company has adopted a Code of Ethics for its executive officers, directors and employees which is available upon request, free of charge from:
Investor Relations
9811 Anderson Mill Road, Suite 202
Austin, Texas 78750

2011 ANNUAL SHAREHOLDERS MEETING
June 7, 2012, at 10:00 A.M. CST
Holiday Inn Northwest
8901 Business Park Drive
Austin, TX 78759