Form 10-Q
period 2012-03-31
TEXAS VANGUARD OIL CO
filed 2012-05-14
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Outstanding at March 31, 2012
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,259,365	$8,575,692
Trade accounts receivable, net of allowance for doubtful accounts of $216,649 and $209,666 in 2012 and 2011, respectively	193,093	272,819
Prepaid expense	25,331	176,839
Prepaid federal income tax	-0-	27,776

Total current assets	9,477,789	9,053,126

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,367,107	9,038,331
Office furniture and vehicles	156,871	233,035

	9,523,978	9,271,366
Less accumulated depreciation, depletion and amortization	(4,861,920)	(4,815,808)

Total property and equipment, net	4,662,058	4,455,558

Other assets	1,000	1,000

TOTAL ASSETS	$14,140,847	$13,509,684

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$479,767	$414,402
Taxes payable	216,762	41,473
Asset retirement obligation, current portion	29,837	78,797
Notes payable	150,000	150,000

Total current liabilities	876,366	684,672

Deferred federal income tax liability	322,149	322,149
Asset retirement obligation, less current portion	541,200	474,201

Total liabilities	1,739,715	1,481,022

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2012 and 2011, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Retained earnings	10,441,776	10,069,306

Total stockholders' equity	12,401,132	12,028,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,140,847	$13,509,684

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Operating revenue	$1,929,451	$1,724,834
Other income	16,042	15,528

Total revenue	1,945,493	1,740,362

Costs and expenses:
Production cost	1,090,462	1,045,393
Depreciation, depletion and amortization	109,962	109,055
General and administrative	159,915	153,168
Impairment in value of oil and gas property	1,888	-0-
Interest	748	939
Doubtful accounts expense	6,983	9,058

Total costs and expenses	1,369,958	1,317,613

Earnings before taxes	575,535	422,749
Federal and state taxes:
Provision for federal income tax	191,878	140,332
Provision for state margin tax	11,187	10,007

Net earnings	$372,470	$272,410

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic earnings per share	$.26	$.19
Diluted earnings per share	$.26	$.19

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2012	2011
Net cash provided by operating activities	$944,695	$433,180

Cash flows used in investing activities:
Additions to oil and gas properties	(333,022)	(31,818)
Purchase of equipment	-0-	-0-
Proceeds from sale of equipment	72,000	-0-

Net cash used in investing activities	(261,022)	(31,818)

Net cash used in financing activities	---	---

Net change in cash and cash equivalents	683,673	401,362

Cash and cash equivalents at beginning of period	8,575,692	7,621,018

Cash and cash equivalents at end of period	$9,259,365	$8,022,380

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2012

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

Note 4:   Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) did not issue any Updates during the first quarter of 2012.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $204,617 (12%) for the three-month period ended March 31, 2012 from the comparable prior-year period primarily as a result of higher oil prices in 2012 as compared to 2011.  Production costs increased $45,069 (4%) for the three-month period ended March 31, 2012 from the prior-year period.  Increased production costs for the three-month period ended March 31, 2012 as compared to the prior-year period are largely associated with an increase in workover  activity as well as an increased participation in non-operated properties and the costs associated therewith.

General and administrative expenses for the three-month period ended March 31, 2011 increased $6,747 (4%) as compared to the prior year period. Interest expense decreased $191 for the three-month period ended March 31, 2012 from the comparable prior-year period.  Depreciation, depletion and amortization increased by $907 (1%) for the three-month period ended March 31, 2012 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold,  as well as the acquisition, discovery, or sale of producing properties.  For the three-month period  ended March 31, 2012 the Company provided a provision of $1,888 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2012, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.  Working capital at March 31, 2012 decreased to 10.81 to 1 from 13.22 to 1 at December 31, 2011. Management believes that oil and gas property investing activities in 2012 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2012 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow provided by operations was $944,695 for the three months ended March 31, 2012.  The Company used $333,022 to invest in oil and gas properties in the first three months of 2012 as compared to $31,818 in the first three months of 2011.

The worldwide crude oil prices continue to fluctuate in 2012. The Company cannot predict how prices will vary during the remainder of 2012 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2012 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

TEXAS VANGUARD OIL COMPANY (Registrant)

Date: May 7, 2012	By:	/s/ William G. Watson, President
William G. Watson, President
(Chief Executive Officer and Chief Financial Officer)