Form 10-Q
period 2012-06-30
TEXAS VANGUARD OIL CO
filed 2012-08-13
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Outstanding at June 30, 2012
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

2 of 9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,270,186	$8,575,692
Trade accounts receivable, net of allowance for doubtful accounts of $216,863 and $209,666 in 2012 and 2011, respectively	202,500	272,819
Prepaid expense	17,839	176,839
Prepaid federal income tax	-0-	27,776
Total current assets	9,490,525	9,053,126

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,354,077	9,038,331
Office furniture and vehicles	156,871	233,035
	9,510,948	9,271,366
Less accumulated depreciation, depletion and amortization	(4,927,805)	(4,815,808)
Total property and equipment, net	4,583,143	4,455,558
Other assets	1,000	1,000
TOTAL ASSETS	$14,074,668	$13,509,684

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$375,946	$414,402
Taxes payable	33,582	41,473
Asset retirement obligation, current portion	29,837	78,797
Notes payable	150,000	150,000
Total current liabilities	589,365	684,672

Deferred federal income tax liability	322,149	322,149
Asset retirement obligation, less current portion	555,695	474,201
Total liabilities	1,467,209	1,481,022

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2012 and 2011, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	10,648,103	10,069,306
Total stockholders' equity	12,607,459	12,028,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,074,668	$13,509,684

See accompanying notes to condensed financial statements.

3 of 9

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Operating revenue	$1,756,413	$1,997,370	$3,685,862	$3,722,204
Other income	15,314	11,862	31,357	27,390
Total revenue	1,771,727	2,009,232	3,717,219	3,749,594
Costs and expenses:
Production cost	1,182,905	1,238,410	2,273,367	2,283,803
Depreciation, depletion and amortization	108,236	109,055	218,198	218,110
General and administrative	146,260	138,406	306,175	291,572
Impairment in value of oil and gas property	10,629	-0-	12,517	-0-
Interest	678	567	1,426	1,507
Doubtful account expense	215	17,449	7,197	26,507
Total costs and expenses	1,448,923	1,503,887	2,818,880	2,821,499
Earnings before taxes	322,804	505,345	898,339	928,095

Federal and state taxes:
Provision for federal income tax	106,290	167,889	298,168	308,222
Provision for state margin tax	10,187	11,553	21,374	21,560
Net earnings	$206,327	$325,903	$578,797	$598,313

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings per share	$.15	.23	$.41	.42
Diluted earnings per share	$.15	.23	$.41	.42

See accompanying notes to condensed financial statements.

4 of 9

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Net cash provided by operating activities	$1,031,415	$912,078

Cash flows used in investing activities:
Additions to oil and gas properties	(423,921)	(88,269)
Proceeds from sale of equipment	72,000	-0-
Proceeds from sale of oil and gas properties	15,000	10,000
Net cash used in investing activities	(336,921)	(78,269)

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	694,494	833,809

Cash and cash equivalents at beginning of period	8,575,692	7,621,018
Cash and cash equivalents at end of period	$9,270,186	$8,454,827

See accompanying notes to condensed financial statements.

5 of 9

TEXAS VANGUARD OIL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

June 30, 2012
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

The Financial Accounting Standards Board (FASB) did not issue any Updates during the first or second quarters of 2012.

6 of 9

  Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by  $240,957  (12%) and $36,342 (1%) for the three-month and six-month periods ended June 30, 2012, from  the comparable prior year periods primarily as a result of less oil and gas sales as well as lower  commodity prices in 2012 as compared to 2011. Production costs decreased by $55,505 (4%) and $10,436 (.5%) for the three-month and six-month periods ended June 30, 2012, from the comparable prior year periods. Decreased production costs for the three-month and six-month  periods ended  June  30, 2012 as compared to the prior-year periods are largely associated with a decrease in overall field expenses.

General and administrative expenses increased $7,854 (6%) and $14,603 (5%) for the three-month and six-month periods ended June 30, 2012, as compared to the prior year periods. Depreciation, depletion, and amortization remained almost constant increasing by $88 for the six-month period ended June 30, 2012, from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2012, the Company provided a provision of $10,629 and $12,517 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2012, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at June 30, 2012, has increased to 16.10 to 1 from 13.22 to 1 at December 31, 2011. Management believes that oil and gas property investing activities in 2012 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2012 when they can be purchased at prices that will provide a short pay back period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow provided by operations was $1,031,415 for the six months ended June 30, 2012. The Company used $423,921 to invest in oil and gas properties in the first six months of 2012, compared to $88,269 in the first six months of 2011. During the second quarter ended June 30, 2011, the Company sold three operated oil and gas properties. The Company sells selected properties when it is more economical to sell rather than produce them.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2012 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

William G. Watson, President
William G. Watson, President and
(Chief Executive Officer and Chief Financial Officer)
Date: August 7, 2012

9 of 9