Form 10-Q
period 2012-09-30
TEXAS VANGUARD OIL CO
filed 2012-11-13
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

       Commission File No. 000-24778

TEXAS VANGUARD OIL COMPANY
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2075344 (IRS Employer Identification No.)

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

Outstanding at September 30, 2012
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,005,389	$8,575,692
Trade accounts receivable, net of allowance for doubtful accounts of $218,787 and $209,666 in 2012 and 2011, respectively	152,369	272,819
Prepaid expense	139,072	176,839
Prepaid federal income tax	194,412	27,776
Total current assets	9,491,242	9,053,126

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,376,505	9,038,331
Office furniture and vehicles	156,871	233,035
	9,533,376	9,271,366
Less accumulated depreciation, depletion and amortization	(5,036,042)	(4,815,808)
Total property and equipment	4,497,334	4,455,558
Other assets	1,000	1,000
TOTAL ASSETS	$13,989,576	$13,509,684

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$447,655	$414,402
Taxes payable	30,190	41,473
Asset retirement obligation, current portion	4,837	78,797
Notes payable	150,000	150,000
Total current liabilities	632,682	684,672
Deferred federal income tax liability	322,149	322,149
Asset retirement obligation, less current portion	584,140	474,201
Total liabilities	1,538,971	1,481,022
Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2012 and 2011, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	10,491,249	10,069,306
Total stockholders' equity	12,450,605	12,028,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,989,576	$13,509,684

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Operating revenue	$1,384,636	1,710,700	5,070,498	5,432,904
Other income	6,662	13,604	38,019	40,994
Total revenue	1,391,298	1,724,304	5,108,517	5,473,898
Costs and expenses:
Production cost	1,369,887	958,033	3,643,254	3,241,836
Depreciation, depletion and amortization	108,236	109,055	326,434	327,165
General and administrative	140,247	132,776	446,422	424,348
Impairment of oil and gas property	-0-	-0-	12,517	-0-
Interest	662	1,003	2,088	2,510
Doubtful account receivable expense	1,924	(15,743)	9,121	10,764
Total costs and expenses	1,620,956	1,185,124	4,439,836	4,006,623
Earnings (loss) before taxes	(229,658)	539,180	668,681	1,467,275

Federal and state taxes:
Provision (benefit) for federal income tax	(80,804)	179,950	217,364	488,172
Provision for state margin tax	8,000	9,915	29,374	31,475
Net earnings (loss)	$(156,854)	349,315	421,943	947,628

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings (loss) per share	(.11)	.25	.30	.67
Diluted earnings (loss) per share	(.11)	.25	.30	.67

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Net cash provided by operating activities	$789,046	$1,253,932

Cash flows used in investing activities:
Additions to oil and gas properties	(446,349)	(391,896)
Proceeds from sale of equipment	72,000	-0-
Proceeds from sale of oil and gas properties	15,000	10,000

Net cash used in investing activities	(359,349)	(381,896)

Net cash used in financing activities	---	---
Net change in cash and cash equivalents	429,697	872,036

Cash and cash equivalents at beginning of period	8,575,692	7,621,018
Cash and cash equivalents at end of period	$9,005,389	$8,493,054

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

September 30, 2012
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

Note 4:                      Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) did not issue any updates during the first or second quarters of 2012. The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the three-month period ended September 30, 2012, and determined that the updates are either not applicable to the Company or will not have a material impact upon the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $326,064 (19%) and $362,406 (7%) for the three-month and nine-month periods ended September 30, 2012 from the comparable prior year periods primarily as a result of less oil and gas sales as well as lower commodity prices in 2012 as compared to 2011.   Production costs increased by $411,854 (43%) and $401,418 (12%) for the three-month and nine-month periods ended September 30, 2011 as compared to the prior year periods.  Increased production costs for the three month and nine-month periods ended September 30, 2012 as compared to the prior-year periods is largely associated with an increase in workover activity.

General and administrative expenses increased $7,471 (6%) and $22,074 (5%) for the three-month and nine-month periods ended September 30, 2012 as compared to the prior year periods. Depreciation, depletion, and amortization remained almost constant decreasing by $731 for the nine-month period ended September 30, 2012 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties.  For the three-month and nine-month periods ended September 30, 2012, the Company provided a provision of $-0- and $12,517 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2012, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at September 30, 2012, has increased to 15.00 to 1 from 13.22 to 1 at December 31, 2010. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $789,046 for the nine months ended September 30, 2012.  The Company used $446,349 to invest in oil and gas properties in the first nine months of 2012 as compared to $391,896 in the first nine months of 2011.

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

Item  4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2012 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

TEXAS VANGUARD OIL COMPANY (Registrant)

Date: November 6, 2012	By:	/s/ William G. Watson, President
William G. Watson, President and
Principal Financial and Accounting Officer