Form 10-K
period 2012-12-31
TEXAS VANGUARD OIL CO
filed 2013-03-28
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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
☐ Large accelerated filer                                                            ☐Accelerated filer
☐ Non-accelerated filer                                                              ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that day’s trading range on the FINRA OTC Bulletin Board, as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,258,809.

On March 1, 2013, there were 1,416,587 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Natural Gas

The market for the Company's primary products, oil and natural gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines and general fluctuations in the supply and demand for oil and natural gas. At present, the Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and natural gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (12% in 2012 and 15% in 2011) and Plains Marketing (51% in 2012 and 51% in 2011). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on its operations as it could sell its production to other gathering companies at comparable prices. Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and natural gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and natural gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Employees

The Company has two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.

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

Estimation of Reserves

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, development costs and workover costs, all of which may vary considerably from actual results.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For this reason, estimates of the economically recoverable quantities of oil and natural gas and of future net cash flows expected therefrom may vary substantially.  The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2012. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Actual future prices and costs may be materially higher or lower.

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

Issuance of Additional Stock Could Cause Dilution

We may seek to use unissued common stock along with cash to purchase producing properties in the future.  Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Control By Executive Officers And Directors

As of December 31, 2012, our executive officers and directors beneficially owned approximately 78% of our common stock.  These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our board of directors and the approval of mergers and other business transactions.

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

Well Activity

During 2012, the Company participated in the drilling of six new wells, of which five were oil producers and one was a gas producer.  The Company had interest in two additional wells which were drilled in late 2012, but were awaiting completion at the end of the year.

In January 2012, a re-entry project was completed, resulting in a gas producer.  The Company participated in the drilling of four new wells, all oil producers.  The Company also had one well drilled and completed as an oil producer on acreage on which the Company holds a royalty interest. At year end, two additional wells in which the Company has an interest had been drilled but were awaiting evaluation or completion.

In operated wells, the Company acquired additional interest in 123 oil and 40 gas wells. All of the Company’s oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States.  The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2010, 2011 and 2012.

Fiscal years ended	Oil		Gas		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net

2010	30	2.06	4	1.04	1	.06
2011	41	1.05	3	0.03	0	0
2012	128	5.87	41	1.73	0	0

(1)	A gross well is a well in which the Company has an interest.

(2)	A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3)	A dry well is a well found to be incapable of producing oil or natural gas in sufficient quantities to justify completion of the well.

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

(5)
In 2011, the Company participated in the drilling of two new wells, resulting in two oil producers. Another well was drilled and completed as an oil producer on acreage which the Company holds a royalty interest. The Company participated in the re-entry project which at year end was awaiting completion. In operated wells, the Company acquired additional interest in 38 oil and 3 gas wells.

(6)
In 2012, in a non-monetary exchange, a company owned by William Watson exchanged its working interest in 138 wells operated by the Company for working interests the Company held in 8 non-operated wells. A third party engineer made the valuation and determination that the properties exchanged were approximately the same fair value.

The Company is not obligated to provide a fixed and determinable quantity of oil or natural gas in the future under existing contracts or agreements.

Significant Properties

Over the past two years, the Company has made investments in proven oil and natural gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and natural gas properties at the time of purchase.  These investments have been made in different fields and areas, primarily in south, central and west Texas. At December 31, 2012, the Company does not have any single property that is significant enough to materially affect its operations.

Productive Wells and Acreage

The following table sets forth by county the Company’s gross and net productive wells and developed acreage in Texas, Wyoming, New Mexico, Oklahoma and Nebraska counties as of December 31, 2012.

	Producing Wells (a)				Developed
	Oil		Gas		Acreage (a)
County	Gross	Net	Gross	Net	Gross	Net
Bastrop (b)	84	68.43	46	41.68	3,188	2,771
Bee	5	.31	12	1.20	686	61
Burleson	1	.96	0	.00	280	269
Chaves (c)	0	.00	1	.50	160	80
Crane (b)	9	7.32	0	.00	120	74
Eastland (b)	0	.00	4	.09	130	2
Eddy (c)	4	.88	1	.11	440	66
Fayette (b)	20	12.81	2	.75	5,446	1,820
Garza (b)	5	.08	0	.00	50	1
Grimes	1	1.00	0	.00	653	653
Haskell (f)	0	.00	1	.13	640	83
Hemphill	0	.00	1	.13	700	88
Howard	2	.20	0	.00	160	16
Kent (b)	27	.67	0	.00	1,412	29
Kimball (d)	1	.05	0	.00	40	2
Lea (b)(c)	5	.38	1	.10	494	62
Lee (b)	109	93.94	5	4.67	2,833	2,159
Lipscomb	1	.03	0	.00	80	3
Martin	4	3.81	0	.00	320	305
Midland	5	.18	0	.00	240	11
Parker (b)	0	.00	1	.01	137	1
Robertson	1	.10	0	.00	420	40
Schleicher	2	.50	0	.00	80	20
Sterling	1	.13	0	.00	80	10
Terry	1	.10	0	.00	80	8
Ward (b)	1	.03	0	.00	640	19
Washington (b)	2	.11	0	.00	259	26
Weston (e)	3	.94	0	.00	120	37
Wilson	1	1.00	0	.00	80	80
Woodward (f)	0	.00	1	.01	640	3
	295	193.96	76	49.38	20,608	8,799

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

Oil and Gas Statistics

The following summarizes the net oil and natural gas production, average sales prices and production costs per unit for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Oil:
Production volume (barrels)	54,046	52,790	57,672
Average sales price per barrel	$97.46	$90.81	$75.17

Gas:
Production volume (MCF)	252,783	265,045	278,549
Average sales price per MCF	$5.38	$6.39	$5.65

Average production costs per equivalent barrel	$49.91	$43.89	$39.57

The worldwide crude oil prices of 2012 continue to fluctuate in 2013.  The Company cannot predict how prices will vary during 2013 and what effect they will ultimately have on the Company.

Undeveloped Acreage

The following table sets forth by county the Company’s gross and net undeveloped acreage as of December 31, 2012.  All counties are in Texas unless otherwise noted.

County	Gross	Net

Andrews	384	192
Bastrop	2,286	1,873
Crane	240	219
Crosby	1,119	559
Eastland	191	2
Eddy (a)	1,970	100
Fayette	355	265
Garza	2,751	548
Howard	160	16
Kent	4,117	1,511
Lea (a)	1,600	394
Lee	1,870	1,637
Midland	141	9
Sterling	80	10
Weston (b)	840	380
Wilson	80	80
	18,184	7,795

a)	Eddy and Lea Counties are located in New Mexico
b)	Weston County is located in Wyoming.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the FINRA OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

	Sales Price

	High	Low
Fiscal 2012

First Quarter	$11.75	$9.50
Second Quarter	11.75	10.40
Third Quarter	11.48	10.40
Fourth Quarter	11.99	8.56

Fiscal 2011

First Quarter	$10.00	$8.45
Second Quarter	10.15	9.15
Third Quarter	10.05	8.55
Fourth Quarter	10.25	9.00

At December 31, 2012, the approximate number of holders of record of the Company’s common stock was 384.  The Company has not paid any dividends and has no plans to do so in the immediate future.  The Company issued no equity securities in 2012.  The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Financial Condition

During the year ended December 31, 2012, cash increased by $460,757, while cash increased for the year ended December 31, 2011, by $954,674. The cash flow from operating activities in 2012 was $1,170,239, a decrease of $460,349 from 2011.The cash flow from operating activities in 2011 was $1,630,588, an increase of $193,776 from 2010. The significant use of cash, other than for operating expenses, has been investments in oil and natural gas projects. Investments in oil and natural gas projects were $796,482 and $685,914 in 2012 and 2011, respectively. As of December 31, 2012, the Company had a cash balance of $9,036,449, and notes payable of $150,000 as compared to the December 31, 2011, cash balance of $8,575,692, and notes payable of $150,000.

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

Working capital at December 31, 2012, increased to 13.88 to 1 from 13.22 to 1 at December 31, 2011. The Company continued its policy of making strategic investments in producing oil and natural gas properties and investing in low risk drilling projects in the same or similar fields to properties already operated by the Company, which are primarily financed with cash from operations and/or short term notes payable.

Liquidity and Capital Resources

During the current fiscal year, the Company’s liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2013 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and natural gas properties in 2013 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2013 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties.  The Company had no significant commitments for capital expenditures at December 31, 2012.

At the end of 2012, the Company was holding a substantial cash reserve. The Company continued to participate in low-risk projects. As commodity prices and prospect quality fluctuate, the Company will continue to adjust to best meet our criteria.

As of December 31, 2012, the Company maintained a $1,000,000 line of credit collateralized by a certificate of deposit.  The line of credit matures on May 4, 2013 (see note 3 of notes to financial statements for further explanation).

Reserve Estimates

At the end of 2012, the Company’s oil reserves were 453,163 barrels of oil, an increase of 1.5% from the prior year.  The Company’s natural gas reserves were 1,915,245 MCF of natural gas, a decrease of 8.8% from the prior year.  The increase in oil reserves is primarily due to the Company’s operated properties which exhibited better than expected production rates. The decrease in natural gas reserves is primarily due to the continuing deterioration in the price of natural gas.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For these reasons, estimates of the economically recoverable quantities of oil and natural gas and estimates of the future net cash flows expected therefrom may vary substantially.  Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2012. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.

Analysis of Results of Operations

Oil and natural gas sales revenue decreased in 2012 by 6% and increased in 2011 by 14%. The Company’s total revenue for the fiscal year ended December 31, 2012 was $6,582,271 as compared to $7,212,741 as of December 31, 2011.

In 2012, oil production volume increased by 2% at the same time as the average price per barrel increased by 7% to $97.46. Also, in 2012, the natural gas production volume decreased by 5% while the average price per MCF decreased by 16% to $5.38. In 2011, oil production volume decreased by 8% at the same time as the average price per barrel increased by 21% to $90.81. Also, in 2011, the natural gas production volume decreased by 5% at the same time as the average price per MCF increased by 13% to $6.39. The fluctuation in oil and natural gas prices is solely attributable to commodity market change.

In 2012 and 2011, oil and natural gas production expenses increased by 13% and 3%, respectively, over the prior years. The increase in production costs for 2012 is largely associated with an increase in workover expenses while the increased production costs for 2011 is primarily due to an increase in overall field expenses as compared to the prior year.

The Company participated in the drilling of 6 wells in 2012 and 2 wells in 2011, and the costs associated therewith were capitalized.

In 2012 and 2011, interest expense decreased 23% and 26%, respectively, over the prior years due to a reduction of interest rates on outstanding balances.

Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and natural gas produced, changes in price of oil and natural gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion increased 23% in 2012 as compared to a 9% decrease in depletion in 2011.

In 2012 and 2011, total general and administrative expenses increased $20,232 and $21,786, respectively, over the prior years.

In 2012 and 2011, the Company recorded an allowance of $209,554 and $209,666 respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts.

In 2012 and 2011, the Company recognized $12,517 and $105,963 respectively, for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

Inflation is not anticipated to have a significant impact on the Company’s operations.

Contractual Obligations of Company

The Company’s contractual obligations as of December 31, 2012 are as follows:

Contractual Obligations:	2013	Thereafter	Total

Debt Obligations	$150,000	---	$150,000

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Texas Vanguard Oil Company

We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the “Company”) as of December 31, 2012 and 2011, and the related statements of earnings, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 20, 2013

TEXAS VANGUARD OIL COMPANY

Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash (including certificates of deposit of $1,250,000,pledged, in 2012 and 2011, respectively)	$9,036,449	$8,575,692
Trade accounts receivable, net of allowance for doubtful accounts of $209,554 and $209,666 in 2012 and 2011, respectively	140,286	272,819
Prepaid expense	36,053	176,839
Prepaid federal income tax	221,468	27,776

Total current assets	9,434,256	9,053,126
Oil and gas properties, partially pledged, successful efforts method of accounting:
Proven properties	9,295,584	8,877,890
Unproven properties	152,212	160,441
Office furniture and equipment	156,871	233,035
	9,604,667	9,271,366
Less accumulated depreciation, depletion and amortization	(4,988,052)	(4,815,808)
	4,616,615	4,455,558
Other assets	1,000	1,000
TOTAL ASSETS	$14,051,871	$13,509,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$487,590	$414,402
Taxes payable	37,813	41,473
Asset retirement obligation, current portion	4,319	78,797
Notes payable	150,000	150,000
Total current liabilities	679,722	684,672

Deferred federal income tax liability	331,641	322,149
Asset retirement obligation, less current portion	624,000	474,201
Total liabilities	1,635,363	1,481,022

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2012 and 2011, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Retained earnings	10,457,152	10,069,306

Total stockholders' equity	12,416,508	12,028,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,051,871	$13,509,684

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Earnings
Years ended December 31, 2012 and 2011

	2012	2011
Revenues:
Oil and gas sales	$6,320,929	$6,751,254
Well operation fees	100,561	110,234
Other, net	109,785	295,399
Interest income	50,996	55,854

Total revenues	6,582,271	7,212,741

Expenses:
Production cost	4,800,292	4,256,101
Depreciation, depletion and amortization	557,286	454,179
Interest expense	2,526	3,266
General and administrative	584,303	564,071
Impairment in value of oil and gas property	12,517	105,963
Doubtful accounts expense (recoveries)	(112)	37,132

Total expenses	5,956,812	5,420,712

Earnings before income taxes	625,459	1,792,029

Federal and state taxes:
Provision for federal income tax	190,308	565,935
Deferred federal income tax	9,492	29,254
Provision for state margin tax	37,813	41,473

Net earnings	$387,846	$1,155,367

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic earnings per share	$0.27	$0.82
Diluted earnings per share	$0.27	$0.82

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Stockholders' Equity
Years ended December 31, 2012 and 2011

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2010	1,416,587	$70,828	$1,888,528	$8,913,939	$10,873,295

Net earnings	---	---	---	1,155,367	1,155,367

Balances at December 31, 2011	1,416,587	$70,828	$1,888,528	$10,069,306	$12,028,662

Net earnings	---	---	---	387,846	387,846

Balances at December 31, 2012	1,416,587	$70,828	$1,888,528	$10,457,152	$12,416,508

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Cash Flows
Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net earnings	$387,846	$1,155,367
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	557,286	454,179
Impairment in value of oil and gas property	12,517	105,963
Doubtful accounts expense (recoveries)	(112)	37,132
Gain on sale of oil and gas properties	(21,378)	(3,154)
Increase in deferred federal income tax liability	9,492	29,254
Changes in assets and liabilities:
(Increase) decrease in receivables	132,645	(154,760)
(Increase) decrease in prepaid expense	140,787	(166,563)
(Increase) decrease in prepaid taxes	(193,692)	174,769
Increase (decrease) in payables and accrued expenses	144,848	(1,599)

Net cash provided by operating activities	1,170,239	1,630,588

Cash flows from investing activities:
Additions to oil and gas properties	(796,482)	(685,914)
Proceeds from sale of oil and gas properties	15,000	10,000
Proceeds from sale of equipment	72,000	-0-

Net cash used in investing activities	(709,482)	(675,914)

Cash flows from financing activities:
Net cash used in financing activities	---	---

Net increase in cash and cash equivalents	460,757	954,674

Cash and cash equivalents at beginning of year	8,575,692	7,621,018

Cash and cash equivalents at end of year	$9,036,449	$8,575,692

Supplemental disclosure of cash flow information:
Interest paid	$2,526	$3,266

Cash paid for income taxes	$452,433	$515,856

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements
December 31, 2012 and 2011

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

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $12,517 and $105,963 were recorded in 2012 and 2011, respectively.

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

Revenue Recognition – The Company recognizes revenues from the sales of oil and natural gas upon transfer of title, net of royalties, in the period of delivery.

Concentration of Credit Risk -  The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2012 and two purchasers in 2011 as follows: 2012 – 51%, 12%; and 2011 – 51%, 15%. The Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). Effective December 31, 2010, the FDIC ruled that all non-interest bearing deposit accounts at an FDIC-insured institution were fully insured for the entire amount in the deposit account.  This unlimited insurance coverage was temporary and expired on December 31, 2012. In addition, interest bearing accounts are insured up to at least $250,000 per account.  At December, 31, 2012, cash in one interest bearing account exceeded the FDIC limits.   The Company has not experienced any losses on deposits.

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

(2) Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the twelve-month period ended December 31, 2012, and determined that the updates are not applicable to the Company.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(3) Notes Payable and Long-term Debt

The Company had notes payable debt to banks as follows at December 31:

	2012		2011

Line of credit with a bank in the amount of $1,000,000.Interest payable monthly at 1.75%, collateralized by a $1,000,000 certificate of deposit. The line of credit matures on May 4, 2013.		$150,000	$	---

Line of credit with a bank in the amount of $1,000,000. Interest payable monthly at 2.00%, collateralized by a $1,000,000 certificate of deposit. The line of credit matured on May 4, 2012.		---		150,000

Total debt		$150,000		$150,000
Less current installments		(150,000)		(150,000)

Long-term debt, excluding current installments	$	---	$	---

As of December 31, 2012 and 2011, the Company had no long term debt.

The Company has issued the standard bonding standby letter of credit to the Railroad Commission of Texas for $250,000, which is pledged by a $250,000 certificate of deposit. No amounts are outstanding on the letter of credit at December 31, 2012 or 2011.

(4) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $264,000 and $258,000 as compensation for performance of those services during the years ended December 31, 2012 and 2011, respectively.  Effective January 1, 2013, the agreement was renewed with terms of $22,500 per month through December 31, 2013.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease.  Rent expense incurred under this lease was $26,400 and $26,400 for the years ended December 31, 2012 and 2011, respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest. For the years ended December 31, 2012 and 2011, these individuals received $41,529 and $38,694, respectively from properties operated by the Company. In 2012, in a non-monetary exchange, a company owned by William Watson exchanged its working interest in 138 wells operated by the Company for working interests the Company held in 8 non-operated wells. A third party engineer made the valuation and determination that the properties exchanged were approximately the same fair value.

 During the years ended December 31, 2012 and 2011, a Director of the Company received $76,100 and $73,800 respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest.  These purchases represent less than 10% of the Company’s total oil field purchases.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(5) Income Taxes

The Federal income tax expense for 2012 and 2011 does not significantly differ from the “expected” tax expense by applying the U.S. Federal corporate income tax rate of 34% to earnings before income taxes.  The provision for income taxes for the year ended December 31, 2012 and 2011 consists of:

	2012	2011

Current federal tax expense	$190,308	$565,935
Current state margin tax expense	37,813	41,473
Deferred federal tax expense	9,492	29,254

	$237,613	$636,662

The tax effects of temporary differences that give rise to the deferred Federal tax assets and liabilities at December 31, 2012 and 2011 is presented below:

	2012	2011
Deferred federal tax liability:
Office furniture and equipment and oil and gas property, due to differences in depreciation and abandonment	$(331,641)	$(322,149)

Total deferred federal tax liability	$(331,641)	$(322,149)

We adopted additional provisions from the “Income Taxes” topic of the FASB Accounting Standards Codification, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of these additional provisions at the time of adoption and at December 31, 2012, the Company did not recognize a liability for uncertain tax positions.  As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. The tax years 2008 through 2011 remain open to examination by the taxing jurisdictions in which we file income tax returns.

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

	2012	2011
Asset Retirement Obligation
Beginning of year	$552,998	$538,010
Liabilities incurred during the period	39,424	7,364
Settlements	(14,651)	(19,264)
Accretion expense	11,349	11,349
Revisions in estimated cash flow	39,199	15,539

End of year	$628,319	$552,998

	2012	2011
Asset Retirement Obligation
Long term portion	$624,000	$474,201
Current portion	4,319	78,797
Total	$628,319	$552,998

TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION

Years ended December 31, 2012 and 2011
(Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2012 and 2011.  Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and natural gas and other factors.   All of the Company's oil and natural gas reserves are located in the United States.

	2012		2011
	Oil BBLS	Gas MCF	Oil BBLS	Gas MCF
Proved Developed Reserves:
Beginning of year	446,640	2,099,440	461,711	2,217,881
Revisions of previous estimates	44,321	65,110	23,261	120,949
Extensions and Discoveries	6,898	12,410	13,478	20,235
Purchase of minerals in place	9,350	536	980	5,420
Sale of minerals	---	(9,468)	---	---
Production	(54,046)	(252,783)	(52,790)	(265,045)

End of year	453,163	1,915,245	446,640	2,099,440

Proved Developed Reserves:
Beginning of year	446,640	2,099,440	461,711	2,217,881
End of year	453,163	1,915,245	446,640	2,099,440

Standardized Measure of Discounted Future Net Cash Flows  (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and natural gas reserves.  Future net cash flows as related to existing proved oil and natural gas reserves were computed using an average of the closing price for oil and natural gas on the New York Mercantile Exchange (NYMEX) on the first day of each month during 2012 and 2011, respectively. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.  Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards. The Company cannot predict price fluctuations, which may occur in the future.

	December 31,
	2012	2011

Future cash inflows	$51,705,750	$55,474,870
Future production and development costs	(26,255,270)	(28,164,930)
Future income tax expenses	(8,398,658)	(9,421,044)

Future net cash flows	17,051,822	17,888,896

10% annual discount for estimated timing of cash flows	(5,474,477)	(7,009,735)

Standardized measure of discounted future net cash flows	$11,577,345	$10,879,161

TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	2012	2011
Changes:
Sale of oil and gas produced, net of production costs	$(1,520,637)	$(2,495,152)
Net changes in prices and production costs	(1,980,496)	3,186,946
Purchase of minerals in place	340,961	36,773
Extensions and discoveries	249,815	478,715
Sales of minerals	---	---
Revisions of previous quantity estimates	1,173,310	714,185
Accretion of discount	1,477,195	1,225,477
Change in income taxes	602,723	(955,391)
Timing differences and other	355,313	(371,810)

Net changes	698,184	1,819,743

Beginning balance- standardized measure of discounted future net cash flows	10,879,161	9,059,418

Ending balance - standardized measure of discounted future net cash flows	$11,577,345	$10,879,161

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

	Years ended December 31,
	2012	2011
Unproven oil and gas properties (including wells in progress)	$152,212	$160,441

Proven oil and gas properties	9,295,584	8,877,890

Accumulated depletion and amortization	(4,857,950)	(4,647,420)

Net capitalized costs	$4,589,846	$4,390,911

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Years ended December 31,
	2012	2011

Acquisition of properties - unproven	$2,400	$-0-
Acquisition of properties - proven	794,084	685,914

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Identification of Directors and Executive Officers. The following table sets forth the names and certain information with regard to each of the Directors and Executive Officers of the Company.  Linda R. Watson and William G. Watson were both related to Robert N. Watson, Jr., the former President and CEO of the Company who passed away in September 2002.

Name	Director Since	Current Position

Linda R. Watson	1982	Director and Chairman of the Board

William G. Watson	2002	Director, President and CEO

Robert L. Patterson	1983	Director

Linda R. Watson (age 69) became a director of the Company in 1982.  She served as Director and Secretary/ Treasurer from 1982 to 2002.  In 2002, she became Chairman of the Board.  She has also been a director and Secretary/Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc.  She received her B.A. degree from The University of Texas at Austin in 1966.

William G. Watson (age 64) served as a director and Vice President of the Company from 1982 until 1997.  He was elected President of the Company on September 27, 2002.  He has since served as director, President and CEO.  He is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years, and a director of Robert Watson, Inc.  He received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974.

Robert L. Patterson (age 73) has served as director of the Company since 1983.  He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities.  He was a Vice President of Argonaut Energy Corporation from 1976 through 1982.  He was President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July 1985 through January 1989.  He has been an independent consulting petroleum engineer since 1983.  He received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964.

GOVERNANCE OF THE COMPANY

Code of Ethics

The Board of Directors adopted a Code of Ethics in March 2004, which is applicable to all directors, employees and consultants of the Company, including the principal executive and financial officers.  A copy of the Code will be provided to any person without charge upon a written request to: Investor Relations, Texas Vanguard Oil Company, 9811 Anderson Mill Road, Suite 202, Austin, TX 78750.

Meetings and Committees of the Board of Directors

a.   Meetings of the Board of Directors

During the year ended December 31, 2012, the Board of Directors held five meetings.  All of the directors attended all board meetings.  Meetings are conducted either in person or by telephone conference.

b.  Audit Committee

The Audit Committee is a standing committee which operates pursuant to a charter approved by the Board of Directors.  A copy of the Charter may be obtained free of charge upon written request to the Company.  The Committee is responsible for ensuring the reliability of the Company’s financial statements, overseeing management’s implementation of the Company’s financial reporting process, the independence and qualifications of the independent auditor, and the Company’s compliance with legal and regulatory requirements.  All members of the Committee have experience in preparing and analyzing financial reports and in setting and enforcing internal controls.  They also have experience in dealing with small oil and gas companies.  Success for companies such as Texas Vanguard Oil requires a close working relationship between management and the Board. The Company’s financials are prepared by an independent Certified Public Accountant and are audited by an independent accounting firm.  The Board has not designated any member as its “Audit Committee Financial Expert” as the term is defined under SEC rules, and does not plan to designate one at this time.  Liability risks inherent in serving on any board and the limited resources of a small company such as Texas Vanguard make it difficult to bring in outside board members with a working knowledge of the oil and gas business.  The Audit Committee met five times during 2012. All members of the Audit Committee attended all committee meetings.

c.  Report of the Audit Committee

The Audit Committee has reviewed and discussed with management the audited financial statements of the Company for the fiscal year ended December 31, 2012.  The Audit Committee, in a meeting with Padgett, Stratemann & Co., LLP, discussed matters required to be discussed by the Statement on Auditing Standards No. 61. The Audit Committee has received the disclosure and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and has discussed Padgett, Stratemann & Co.’s independence with them.

Based on review and discussions, the Committee recommended to the Board of Directors that the audited financial statements of the Company for the fiscal year ended December 31, 2012 be accepted and made part of the Company’s Form 10-K Annual Report for filing with the Securities and Exchange Commission.  The committee also appointed Padgett, Stratemann & Co., LLP, to audit Texas Vanguard Oil Company’s financial statements for 2013.

Audit Committee
Teresa Nuckols, Chairman
Linda Watson
Robert Patterson

d.  Nominations to the Board

Nominations for election to the board have been made unanimously by the full board.  We do not have a nominating committee charter.  Due to our small size, we do not believe that creation of a nominating committee would be practical or significantly improve our operations or protect our shareholders.

We have not established specific, minimum qualifications for recommended nominees or specific qualities or skills for our directors to possess.  We have used a subjective process for identifying nominees for director based on the judgment of our Board of our current needs.  We do not have a formal policy for considering diversity in background, age, experience, and skills in identifying nominees.  Nominations for new members to the Board of Directors will be considered when submitted by shareholders.

We believe that our Directors have an appropriate balance of knowledge, experience, skills and expertise required for our board as a whole.  Our Directors have substantial experience in the oil and gas industry in general, and in our Company’s operations in particular, and that experience has allowed us to operate profitably, grow, and take advantage of opportunities as they arise in the oil business.  Each of our Directors has at least 25 years’ experience as an officer and/or director of the Company.  We believe that experience has served our Company well, and that our past performance validates the qualifications of each Director for his or her position.

e.  Board Leadership and Role in Risk Oversight

We have separated the functions of Chairman of the Board (Linda R. Watson) and President (William G. Watson).  We have no independent directors due to our small size.  The Board of Directors is responsible for oversight of our risk management policies and procedures.  All three of our Directors are actively involved in the day-to-day management of the Company and therefore evaluate risks, including financial risks, as a regular part of their responsibilities.  Our main financial risks depend on fluctuations in the price of oil and gas which our Board of Directors considers when making investment and operating decisions.  In addition, our Audit Committee evaluates financial and regulatory responsibilities and compliance.  Two members of the Board are also members of the Audit Committee.

Compliance With Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission, within certain specified time periods, reports of ownership (Form 3) and changes in ownership (Form 4).  Such officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

To our knowledge, based solely upon a review of copies of such reports furnished to us and representations by certain officers and directors that no other reports were required with respect to the year ended December 31, 2012, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the Company at Texas Vanguard Oil Company, P.O. Box 202650, Austin, Texas 78720, Attention: Shareholder Relations.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Compensation of Executive Officers

The following sets forth in summary form the compensation received during each of the Company’s last two complete fiscal years by the Chairman of the Company.  No other officer of the Company received salary, bonus or other annual compensation in total, in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	All Other Compensation ($)		Total ($)

Linda R. Watson	2012	266,250	(1)	266,250
Chairman of Board and Director	2011	260,250	(1)	260,250

Linda R. Watson does not receive a salary, bonus or equity based compensation in the form of stock or stock options.  She is compensated through a consulting company controlled by Ms. Watson that has a management agreement with the Company.  Compensation also included a director’s fee paid to Ms. Watson of $2,250 and $2,250 for the years ended December 31, 2012 and 2011, respectively.

Compensation of Directors

The following table indicates the compensation paid in 2012 to our directors, other than Linda R. Watson, whose compensation is described above in the Summary Compensation Table.

Name	Fees Paid in Cash	All Other Compensation		Total
William G. Watson	$1,000	-0-	(1)	$1,000
Robert L. Patterson	$2,250	$76,100	(1)	$78,350

(1) The Officers and directors received no bonus or equity based compensation in the form of stock or stock options at year-end in 2012.

ITEM 12.  STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table reflects the beneficial ownership of the Company’s common stock based upon the 1,416,587 common shares outstanding as of March 31, 2013 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the common stock, (ii) each director and each executive officer and (iii) all directors and executive officers as a group.  The business address of each individual listed below is: c/o Texas Vanguard Oil Company, 9811 Anderson Mill Road, Suite 202, Austin, Texas 78750.  Unless otherwise indicated, to the Company’s knowledge, each shareholder has sole voting and dispositive power with respect to the securities beneficially owned by that shareholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Linda R. Watson (1) (2)	1,043,066	73.63%
William G. Watson (2) (3)	29,024	2.05%
Robert L. Patterson (2)	30,250	2.14%
Teresa Nuckols	900	.06%
Directors and Executive Officers As a group (4 persons)	1,103,240	77.88%

(1)  Includes 50,440 shares owned directly and 992,626 shares owned by Robert Watson, Inc., of which Linda R. Watson is President and controlling stockholder.  Linda Watson exercises shared voting and investment powers as one of the three directors of Robert Watson, Inc.  William G. Watson is also a director of Robert Watson, Inc.

(2) Linda R. Watson, William G. Watson and Robert L. Patterson are directors of the Company.

(3) Includes 1,875 shares held jointly with his spouse; and 3,125 shares owned through his corporation, William Watson, Inc.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to each person known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities. The share information contained herein is based on investor filings with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

VN Capital Fund I, L.P.	109,635	(1)	7.7%
1133 Broadway, Suite 1609
New York, NY 10010

(1)  The general partners of VN Capital Fund I, L.P. are VN Capital Management, LLC and Joinville Capital Management, LLC. VN Capital Management, LLC and Joinville Capital Management, LLC are Delaware limited liability companies formed to be the general partners of VN Capital Fund I, L.P. James T. Vanasek and Patrick Donnell Noone are the Managing Members of VN Capital Management, LLC and Joinville Capital Management, LLC. Each is a reporting entity. Collectively the “Reporting Entities” beneficially owned 109,635 shares of common stock as of December 30, 2012.

ITEM 13.  RELATED PARTY TRANSACTIONS

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services.  The affiliated company received $264,000 and $258,000 as compensation for performance of those services during the years ended December 31, 2012 and 2011 respectively.  Effective January 1, 2013 the agreement was continued with terms of $22,500 per month through December 31, 2013.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month lease.  Rent expense incurred under this lease was $26,400 and $26,400 for the years ended December 31, 2012 and 2011 respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest.  In the properties operated by the Company, these individuals received $41,529 and $38,694 for the years ended December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, a Director of the Company received $76,100 and $73,800 respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest.  These purchases represent less than 10% of the Company’s total oil field purchases.

In 2012, in a non-monetary exchange, William Watson’s company exchanged its working interest in 138 wells operated by the Company for working interests the Company held in 8 non-operated wells. A third party engineer made the valuation and determination that the properties exchanged were approximately the same fair value.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2012 totaled $40,300. The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2011 totaled $39,000.

Tax Fees.

Tax services for the fiscal years ended December 31, 2012 and 2011 were not provided by Padgett, Stratemann & Co. L.L.P.

All Other Fees.

There were no fees for other services paid to Padgett, Stratemann & Co., L.L.P. for the fiscal years ended December 31, 2012 and 2011.

It is the audit committee’s policy to pre-approve all services provided by Padgett, Stratemann & Co., L.L.P.  All services provided by Padgett, Stratemann & Co., L.L.P. during the years ended December 31, 2012 and 2011 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2012 and 2011 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2012, and notes to financial statements are included in Item 8.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3). Exhibits

Number	Description of Document

3*	Copies of Articles of Incorporation and Bylaws - Incorporated by reference to Exhibits 4a and 4b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

3.1*	Articles of Amendment to authorize capitalization of common stock, previously filed as exhibits to Form 8-K dated May 27, 1983.

3.2*	Certificate of Amendment dated February 20, 1990 of Articles of Incorporation and Articles of Amendment dated February 16, 1990 to the Articles of Incorporation. Filed as Exhibit to 1989 Form 10-K.

10.1	Management agreement between Texas Vanguard Oil Company and Robert Watson, Inc. dated January 1, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

99.1	Reserve Report

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VANGUARD OIL COMPANY

By:	/s/ William G. Watson
William G. Watson, President
March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

William G. Watson	Robert L. Patterson
William G. Watson, President,	Robert L. Patterson, Director
Director, Chief Executive Officer and Chief Financial Officer	March 26, 2013
March 26, 2013

Linda R. Watson	Teresa N. Nuckols
Linda R. Watson, Director and	Teresa N. Nuckols
Chairman of the Board	Secretary
March 26, 2013	March 26, 2013

This Page Is Not Part Of Our Annual Report On Form 10-K

OFFICERS AND DIRECTORS	CORPORATE INFORMATION

Linda R. Watson	CORPORATE OFFICE
Chairman of the Board	9811 Anderson Mill Road, Suite 202
and Director	Austin, Texas 78750

William G. Watson	INDEPENDENT ACCOUNTANTS
President, Chief Executive	Padgett, Stratemann & Co. L.L.P.
Officer, Chief Financial Officer	Austin, Texas
and Director
TRANSFER AGENT
Teresa N. Nuckols	For stock certificate transfers, address change or lost certificates
Secretary	Computershare Trust Company, Inc.
P.O. Box 43070
Robert L. Patterson	Providence, Rhode Island 02940
Director
COMMON STOCK
Quoted on the FINRA OTC Bulletin Board
Symbol: TVOC

CORPORATE GOVERNANCE
The Company has adopted a Code of Ethics for its executive officers, directors and employees which is available upon request, free of charge from:
Investor Relations
9811 Anderson Mill Road, Suite 202
Austin, Texas 78750