Form 10-Q
period 2013-03-31
TEXAS VANGUARD OIL CO
filed 2013-05-14
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Outstanding at March 31, 2013
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,369,425	$9,036,449
Trade accounts receivable, net of allowance for doubtful accounts of $228,238 and $209,554 in 2013 and 2012, respectively	107,919	140,286
Prepaid expense	37,113	36,053
Prepaid federal income tax	88,323	221,468
Total current assets	9,602,780	9,434,256

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,452,403	9,447,796
Office furniture and vehicles	156,871	156,871
	9,609,274	9,604,667
Less accumulated depreciation, depletion and amortization	(5,090,411)	(4,988,052)
Total property and equipment, net	4,518,863	4,616,615
Other assets	1,000	1,000
TOTAL ASSETS	$14,122,643	$14,051,871

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$288,238	$487,590
Taxes payable	46,336	37,813
Asset retirement obligation, current portion	4,319	4,319
Notes payable	150,000	150,000
Total current liabilities	488,893	679,722
Deferred federal income tax liability	331,641	331,641
Asset retirement obligation, less current portion	627,142	624,000
Total liabilities	1,447,676	1,635,363

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2013 and 2012, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Retained earnings	10,715,611	10,457,152
Total stockholders' equity	12,674,967	12,416,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,122,643	$14,051,871

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenue:
Operating revenue	$1,469,167	$1,929,451
Other income	13,119	16,042
Total revenue	1,482,286	1,945,493

Costs and expenses:
Production cost	798,489	1,090,462
Depreciation, depletion and amortization	102,359	109,962
General and administrative	161,757	159,915
Impairment in value of oil and gas property	-0-	1,888
Interest	870	748
Doubtful account receivable expense	18,684	6,983
Total costs and expenses	1,082,159	1,369,958
Earnings before taxes	400,127	575,535
Federal and state taxes:
Provision for federal income tax	133,145	191,878
Provision for state margin tax	8,523	11,187
Net earnings	$258,459	$372,470

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic earnings per share	$.18	$.26
Diluted earnings per share	$.18	$.26

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$337,583	$944,695

Cash flows used in investing activities:
Additions to oil and gas properties	(4,607)	(333,022)
Purchase of equipment	-0-	-0-
Proceeds from sale of equipment	-0-	72,000
Net cash used in investing activities	(4,607)	(261,022)

Net cash used in financing activities	---	---

Net change in cash and cash equivalents	332,976	683,673

Cash and cash equivalents at beginning of period	9,036,449	8,575,692

Cash and cash equivalents at end of period	$9,369,425	$9,259,365

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Notes to Condensed Financial Statements
(Unaudited)

March 31, 2013

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

Note 4:   Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the three-month period ended March 31, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact upon the Company.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $460,284 (24%) for the three-month period ended March 31, 2013 from the comparable prior-year period primarily as a result of less oil sales as well as lower commodity prices in 2013 as compared to 2012.  Production costs decreased $291,973 (27%) for the three-month period ended March 31, 2013 from the prior-year period.  Decreased production costs for the three-month period ended March 31, 2013 as compared to the prior-year period are largely associated with a decrease in workover activity as well as a decrease in overall field expenses.

General and administrative expenses for the three-month period ended March 31, 2013 increased $1,842 (1%) as compared to the prior year period. Interest expense increased $122 for the three-month period ended March 31, 2013 from the comparable prior-year period.  Depreciation, depletion and amortization decreased by $7,603 (7%) for the three-month period ended March 31, 2013 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold,  as well as the acquisition, discovery, or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2013, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.  Working capital at March 31, 2013 increased to 19.64 to 1 from 13.88 to 1 at December 31, 2012. Management believes that oil and gas property investing activities in 2013 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2013 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow provided by operations was $337,583 for the three months ended March 31, 2013.  The Company used $4,607 to invest in oil and gas properties in the first three months of 2013 as compared to $333,022 in the first three months of 2012.

The worldwide crude oil prices continue to fluctuate in 2013. The Company cannot predict how prices will vary during the remainder of 2013 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2013 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: May 7, 2013