Form 10-Q
period 2013-06-30
TEXAS VANGUARD OIL CO
filed 2013-08-13
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Outstanding at June 30, 2013
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,581,262	$9,036,449
Trade accounts receivable, net of allowance for doubtful accounts of $228,297 and $209,554 in 2013 and 2012, respectively	160,110	140,286
Prepaid expense	52,161	36,053
Prepaid federal income tax	38,220	221,468
Total current assets	9,831,753	9,434,256
Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,389,589	9,447,796
Office furniture and vehicles	156,871	156,871
	9,546,460	9,604,667
Less accumulated depreciation, depletion and amortization	(5,192,771)	(4,988,052)
Total property and equipment, net	4,353,689	4,616,615
Other assets	1,000	1,000
TOTAL ASSETS	$14,186,442	$14,051,871

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$282,168	$487,590
Taxes payable	15,828	37,813
Asset retirement obligation, current portion	3,807	4,319
Notes payable	150,000	150,000
Total current liabilities	451,803	679,722
Deferred federal income tax liability	331,641	331,641
Asset retirement obligation, less current portion	630,773	624,000
Total liabilities	1,414,217	1,635,363
Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2013 and 2012, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	10,812,869	10,457,152
Total stockholders' equity	12,772,225	12,416,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,186,442	$14,051,871

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Operating revenue	$1,256,864	$1,756,413	$2,726,030	$3,685,862
Other income	13,444	15,314	26,563	31,357
Total revenue	1,270,308	1,771,727	2,752,593	3,717,219
Costs and expenses:
Production cost	755,357	1,182,905	1,553,846	2,273,367
Depreciation, depletion and amortization	102,359	108,236	204,719	218,198
General and administrative	148,504	146,260	310,258	306,175
Impairment in value of oil and gas property	108,710	10,629	108,710	12,517
Interest	654	678	1,525	1,426
Doubtful account expense	59	215	18,743	7,197
Total costs and expenses	1,115,643	1,448,923	2,197,801	2,818,880
Earnings before taxes	154,665	322,804	554,792	898,339

Federal and state taxes:
Provision for federal income tax	50,103	106,290	183,248	298,168
Provision for state margin tax	7,304	10,187	15,827	21,374
Net earnings	$97,258	$206,327	$355,717	$578,797

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings per share	$.07	$.15	$.25	$.41
Diluted earnings per share	$.07	$.15	$.25	$.41

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Net cash provided by operating activities	$592,263	$1,031,415

Cash flows used in investing activities:
Additions to oil and gas properties	(47,450)	(423,921)
Proceeds from sale of equipment	---	72,000
Proceeds from sale of oil and gas properties	---	15,000
Net cash used in investing activities	(47,450)	(336,921)

Net cash used in financing activities	---	---
Net change in cash and cash equivalents	544,813	694,494

Cash and cash equivalents at beginning of period	9,036,449	8,575,692
Cash and cash equivalents at end of period	$9,581,262	$9,270,186

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Notes to Condensed Financial Statements
(Unaudited)

June 30, 2013

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

Note 4:   Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the six-month period ended June 30, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact upon the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by  $499,549  (28%) and $959,832 (26%) for the three-month and six-month periods ended June 30, 2013, from the comparable prior year periods primarily as a result of less oil and gas sales as well as lower commodity prices in 2013 as compared to 2012.  Production costs decreased by $427,548 (36%) and $719,521 (32%) for the three-month and six-month periods ended June 30, 2013, from the comparable prior year periods. Decreased production costs for the three-month and six-month  periods ended  June  30, 2013 as compared to the prior-year periods are largely associated with a decrease in overall field expenses as well as a decrease in workover activity.

General and administrative expenses increased $2,244 (2%) and $4,083 (1%) for the three-month and six-month periods ended June 30, 2013, as compared to the prior year periods. Depreciation, depletion, and amortization decreased by $13,479 (6%) for the six-month period ended June 30, 2013, from the comparable prior-year period.  Depreciation, depletion and amortization varies from  period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties. For the three-month and six-month periods ended June 30, 2013, the Company provided a provision of $108,710 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2013, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at June 30, 2013, has increased to 21.76 to 1 from 13.88 to 1 at December 31, 2012. Management believes that oil and gas property investing activities in 2013 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2013 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow provided by operations was $592,263 for the six months ended June 30, 2013. The Company used $47,450 to invest in oil and gas properties in the first six months of 2013, compared to $423,921 in the first six months of 2012.

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

Item  4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2013 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Date: August 6, 2013