Form 10-Q
period 2013-09-30
TEXAS VANGUARD OIL CO
filed 2013-11-13
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2013
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS VANGUARD OIL COMPANY
Condensed Balance Sheets

Assets
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents (including certificates of deposit of $1,250,000 pledged, in 2013 and 2012)	$10,191,261	$9,036,449
Trade accounts receivable, net of allowance for doubtful accounts of $238,084 and $209,554 in 2013 and 2012, respectively	122,453	140,286
Prepaid expense	213,399	36,053
Prepaid federal income tax	-0-	221,468

Total current assets	10,527,113	9,434,256
Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	9,493,341	9,447,796
Office furniture and vehicles	156,871	156,871

	9,650,212	9,604,667
Less accumulated depreciation, depletion and amortization	(5,293,780)	(4,988,052)

Total property and equipment	4,356,432	4,616,615

Other assets	1,000	1,000

TOTAL ASSETS	$14,884,545	$14,051,871

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$319,304	$487,590
Taxes payable	173,756	37,813
Asset retirement obligation, current portion	3,807	4,319
Notes payable	150,000	150,000

Total current liabilities	646,867	679,722

Deferred federal income tax liability	331,641	331,641
Asset retirement obligation, less current portion	633,786	624,000

Total liabilities	1,612,294	1,635,363

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares;1,416,587 issued and outstanding in 2013 and 2012, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Accumulated earnings	11,312,895	10,457,152

Total stockholders' equity	13,272,251	12,416,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,884,545	$14,051,871

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Operating revenue	$1,822,535	1,384,636	4,548,565	5,070,498
Other income	13,835	6,662	40,398	38,019

Total revenue	1,836,370	1,391,298	4,588,963	5,108,517

Costs and expenses:
Production cost	786,279	1,369,887	2,340,125	3,643,254
Depreciation, depletion and amortization	102,359	108,236	307,078	326,434
General and administrative	169,108	140,247	479,367	446,422
Impairment of oil and gas property	-0-	-0-	108,710	12,517
Interest	662	662	2,186	2,088
Doubtful account receivable expense	9,787	1,924	28,530	9,121

Total costs and expenses	1,068,195	1,620,956	3,265,996	4,439,836

Earnings (loss) before taxes	768,175	(229,658)	1,322,967	668,681

Federal and state taxes:
Provision (benefit) for federal income tax	257,589	(80,804)	440,837	217,364
Provision for state margin tax	10,559	8,000	26,386	29,374

Net earnings (loss)	$500,027	(156,854)	855,744	421,943

Weighted average number of shares outstanding	1,416,587	1,416,587	1,416,587	1,416,587

Basic earnings (loss) per share	.35	(.11)	.60	.30
Diluted earnings (loss) per share	.35	(.11)	.60	.30

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$1,307,364	$789,046

Cash flows used in investing activities:
Additions to oil and gas properties	(152,552)	(446,349)
Proceeds from sale of equipment	-0-	72,000
Proceeds from sale of oil and gas properties	-0-	15,000

Net cash used in investing activities	(152,552)	(359,349)

Net cash used in financing activities	---	---

Net change in cash and cash equivalents	1,154,812	429,697

Cash and cash equivalents at beginning of period	9,036,449	8,575,692

Cash and cash equivalents at end of period	$10,191,261	$9,005,389

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY
Notes to Condensed Financial Statements
(Unaudited)

September 30, 2013

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

Note 4:   Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the nine-month period ended September 30, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact upon the Company.

Note 5:   Subsequent Event

On October 21, 2013, Texas Vanguard Oil Company sold the oil and gas properties for which the Company serves as operator (the “operated properties”) to Trivista Energy, LLC, for $10,000,000, pursuant to the exercise by Trivista of an option to purchase the assets dated September 13, 2013. See Texas Vanguard’s Reports on Form 8-K dated October 21, 2013 and September 13, 2013.

The purchase price is being paid in two installments. The first payment was received at closing of the purchase on October 21, 2013, with the remainder to be paid on January 3, 2014.  Payment of the second installment is secured by a letter of credit issued by Toronto-Dominion Bank.  At closing, Texas Vanguard also received a per diem operating fee for operating the wells on the operated properties between the effective date of October 1 and October 21, 2013.

Trivista is a recently organized company which was formed to engage in the oil and gas business. Neither Trivista nor any of its owners, officers or managers has any relationship with Texas Vanguard or its officers, directors or affiliates.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues increased by $437,899 (32%) for the three-month  period and decreased by $521,933 (10%) for the nine-month period ended September 30, 2013 from the comparable prior year periods. The three-month increase is primarily a result of higher oil sales combined with a higher oil price for the three-month period in 2013 as compared to the same period in 2012. The nine-month decrease is primarily a result of lower gas sales as well as lower commodity prices in 2013 as compared to 2012.   Production costs decreased by $583,608 (43%) and $1,303,129 (36%) for the three-month and nine-month periods ended September 30, 2013 as compared to the prior year periods.  Decreased production costs for the three month and nine-month periods ended September 30, 2013 as compared to the prior-year periods are largely associated with a decrease in overall field expenses as well as a decrease in workover activity.

General and administrative expenses increased $28,861 (21%) and $32,945 (7%) for the three-month and nine-month periods ended September 30, 2013 as compared to the prior year periods. The increase in general and administrative expenses is due primarily to an increase in legal fees associated with the recent property sale discussed below. Depreciation, depletion, and amortization decreased by $19,356 for the nine-month period ended September 30, 2013 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold, as well as the acquisition, discovery or sale of producing properties.  For the three-month and nine-month periods ended September 30, 2013, the Company provided a provision of $-0- and $108,710 for the impairment of value of oil and gas properties due to less than expected production performance of specific wells.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2013, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.   Working capital at September 30, 2013, has increased to 16.27 to 1 from 13.88 to 1 at December 31, 2012. The Company continued its policy of making strategic investments in producing oil and gas properties in the same or similar fields to properties already operated by the Company, which are primarily financed with short term notes payable and cash from operations. Cash flow from operations was $1,307,364 for the nine months ended September 30, 2013.  The Company used $152,552 to invest in oil and gas properties in the first nine months of 2013 as compared to $446,349 in the first nine months of 2012.

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

RECENT PROPERTY SALE

On October 21, 2013, Texas Vanguard Oil Company sold the oil and gas properties for which the Company serves as operator (the “operated properties”) to Trivista Energy, LLC, for $10,000,000, pursuant to the exercise by Trivista of an option to purchase the assets dated September 13, 2013. See Note 5 to the Company’s unaudited financial statement for the period ended September, 30, 2013.

The purchase price is being paid in two installments. The first payment was received at closing of the purchase on October 21, 2013, with the remainder to be paid on January 3, 2014.  Payment of the second installment is secured by a letter of credit issued by Toronto-Dominion Bank.  At closing, Texas Vanguard also received a per diem operating fee for operating the wells on the operated properties between the effective date of October 1 and October 21, 2013. See Texas Vanguard’s Reports on Form 8-K dated October 21, 2013 and September 13, 2013.

Trivista is a recently organized company which was formed to engage in the oil and gas business. Neither Trivista nor any of its owners, officers or managers has any relationship with Texas Vanguard or its officers, directors or affiliates.

Texas Vanguard’s management is considering the best uses of the cash derived from the purchase, including acquisition of additional properties, distribution to shareholders in the form of a dividend or a self-tender offer. Texas Vanguard continues to own, manage, and receive income from its non-operated oil and gas properties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Item  4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2013 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

TEXAS VANGUARD OIL COMPANY
(Registrant)

William G. Watson, President
____________________________________
William G. Watson, President and
Principal Financial and Accounting Officer

Date: November 7, 2013