Form 10-K
period 2013-12-31
TEXAS VANGUARD OIL CO
filed 2014-03-28
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on that day’s trading range on the FINRA OTC Bulletin Board, as of June 29, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,728,829.

On March 1, 2014, there were 1,416,587 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

General

Texas Vanguard Oil Company (the "Company" or "Registrant") was incorporated under the laws of the state of Texas on December 4, 1979. The business of the Company is to engage in the acquisition, exploration, and development of onshore oil and natural gas properties in the United States, principally in Texas but also in New Mexico, Oklahoma, Nebraska, and Wyoming. The Company’s business plan is to expand its reserve base, increase production, and to increase cash flow through acquisition of producing oil and natural gas properties. The Company acquires operated and non-operated interests, leasehold interests and participates in re-entries and low risk drilling projects.

The executive offices of the Company are located at 9811 Anderson Mill Rd., Suite 202, Austin, Texas 78750 and its telephone number is (512) 331-6781.

Markets for Oil and Natural Gas

The market for the Company's primary products, oil and natural gas, depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines and general fluctuations in the supply and demand for oil and natural gas. The Company sells all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have the facilities to transport the oil and natural gas from the well site. The Company has recorded revenues in excess of 10% of total revenue from DCP Midstream (10% in 2013 and 12% in 2012) and Plains Marketing (55% in 2013 and 51% in 2012). The Company does not believe that the loss of a major purchaser would have a materially adverse effect on its operations as it could sell its production to other gathering companies at comparable prices. Oil sales are made under a written contract generally not more than one year in length. The nature of the Company's business is not seasonal except to the extent that adverse weather conditions could affect oil and natural gas exploration and production activities. The Company currently has no intention of refining or marketing its own oil and natural gas. Since the Company engages independent contractors for the drilling of any wells, it does not plan to own any significant amount of drilling equipment. The Company does not contemplate any material product research and development, any material acquisition of plants or equipment, or any material changes in its number of employees in the near future.

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

Environmental Matters

The Company's oil and natural gas operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such matters have not had a material effect on operations of the Company to date, but the Company cannot predict whether such matters will have any material effect on its capital expenditures, earnings or competitive position in the future.

Regulation

The production and sale of crude oil and natural gas are currently subject to extensive regulation of both federal and state authorities. At the federal level there are price regulations and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and natural gas. Although compliance with their laws and regulations has not had a materially adverse effect on the Company's operations, the Company cannot predict whether future operations will be adversely affected thereby.

Employees

The Company has two full-time salaried employees. From time to time the Company engages independent petroleum engineers, geologists and landmen on a fee basis.

ITEM 1A. RISK FACTORS

There are many factors that affect our business some of which are beyond our control.  The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

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

Operational Risks

Operations of oil and natural gas are subject to hazards and risk inherent in drilling for and producing oil and natural gas.  Risks include well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases, and other environmental hazards. Any of these operational hazards could result in substantial losses to us.

Insurance

Operations of oil and natural gas are subject to the usual hazards incident to drilling for and producing oil and natural gas.  We maintain insurance coverage customary for these operations, but losses could arise in excess of our existing insurance coverage. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse affect on the Company’s financial condition and results of operations.

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

Estimation of Reserves

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, development costs and workover costs, all of which may vary considerably from actual results.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For this reason, estimates of the economically recoverable quantities of oil and natural gas and of future net cash flows expected therefrom may vary substantially.  The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2013. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included. Actual future prices and costs may be materially higher or lower.

Loss of Key Personnel

Daily operation of our Company depends on a small group of key personnel.  These individuals have extensive experience and expertise in analyzing and evaluating producing properties and drilling prospects, executing acquisitions, and running the financial and administrative areas of the Company in an efficient manner.  The unexpected loss of service of one or more of these individuals could significantly and adversely affect our operations.  Competition for highly qualified individuals is intense and we may be unable to find or attract qualified replacements for our key personnel on acceptable terms.

Environmental Regulations

Operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials, and impose obligations to investigate and remediate contamination in certain circumstances.  Liabilities to investigate or remediate contamination, may arise at many locations, including properties in which we have an ownership interest but no operational control, and properties we formerly owned or operated.  Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share.

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

RISK RELATED TO OUR COMMON STOCK

Cash Dividends

We have paid no cash dividends on our common stock to date. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Stockholders must rely on sales of their common stock, after price appreciation, which may never occur, as one way to realize a return on their investment.

Issuance of Additional Stock Could Cause Dilution

We may seek to use unissued common stock along with cash to purchase producing properties in the future.  Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

Control By Executive Officers And Directors

As of December 31, 2013, our executive officers and directors beneficially owned approximately 78% of our common stock.  These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our board of directors and the approval of mergers and other business transactions.

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

Well Activity

At the end of 2012, the Company had participated in the drilling of two wells which were awaiting evaluation. In 2013, one of the wells was completed as an oil producer and the other well was plugged. In July, the Company purchased working interests in two producing oil wells. In September, the Company participated in two re-entry projects. Both re-entries were prepared to be plugged at yearend. In December, the Company participated in the drilling of a horizontal well. At yearend the well was awaiting completion. The Company also had two wells drilled and completed as oil producers on acreage where the Company holds a royalty interest.

In operated wells, the Company acquired additional interest in 15 oil wells and 1 gas well prior to September 2013. In October 2013, the Company sold its interests in 251 oil and gas operated wells. All of the Company’s oil and gas working and royalty interests, reserves and activities are located onshore in the continental United States.  The following table sets forth the drilling and acquisition activity of the Company, for the years ended December 31, 2011, 2012 and 2013.

Fiscal years ended		Oil		Gas		Dry
December 31,		Gross	Net	Gross	Net	Gross	Net

Acquired:	2011	41	1.05	3	0.03	0	0
	2012	128	5.87	41	1.73	0	0
	2013	20	0.50	1	0.06	1	0.04

Sold:	2013	203	189.46	48	45.88	0	0

(1)	A gross well is a well in which the Company has an interest.

(2)	A net well is made up of 100% of the working interest in a well. If the Company has a 12.5% working interest in a well, .125 is shown in the net well column.

(3)	A dry well is a well found to be incapable of producing oil or natural gas in sufficient quantities to justify completion of the well.

(4)
In 2011, the Company participated in the drilling of two new wells, resulting in two oil producers. Another well was drilled and completed as an oil producer on acreage which the Company holds a royalty interest. The Company participated in the re-entry project which at year end was awaiting completion. In operated wells, the Company acquired additional interest in 38 oil and 3 gas wells.

(5)
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

(7)	In October 2013, the Company sold its interest in 203 oil, 48 gas and 1 disposal well which it operated.

The Company is not obligated to provide a fixed and determinable quantity of oil or natural gas in the future under existing contracts or agreements.

 Significant Properties

Over the past two years, the Company has made investments in proven oil and natural gas properties that in the aggregate have been significant to the Company. None of the individual properties has cost more than 15% of the average balance in oil and natural gas properties at the time of purchase.  These investments have been made in different fields and areas, primarily in south, central and west Texas. At December 31, 2013, the Company does not have any single property that is significant enough to materially affect its operations.

 Productive Wells and Acreage

The following table sets forth by county the Company’s gross and net productive wells and developed acreage in Texas, Wyoming, New Mexico, Oklahoma and Nebraska counties as of December 31, 2013.

	Producing Wells (a)				Developed
	Oil		Gas		Acreage (a)
County	Gross	Net	Gross	Net	Gross	Net
Bastrop (b)	10	.58	3	.23	260	16
Bee	5	.31	11	1.07	646	56
Chaves (c)	0	.00	1	.50	160	80
Crane (b)	1	0.02	0	.00	40	1
Dawson	2	0.20	0	.00	80	8
Eastland (b)	0	.00	4	.09	122	1
Eddy (c)	4	.88	1	.11	440	66
Fayette (b)	8	.83	1	.13	4,034	443
Garza (b)	7	.11	0	.00	70	1
Haskell (f)	0	.00	1	.13	640	83
Hemphill	0	.00	1	.13	700	88
Howard	2	.20	0	.00	160	16
Kent (b)	27	.67	0	.00	360	27
Kimball (d)	1	.05	0	.00	40	2
Lea (b)(c)	5	.38	1	.10	414	54
Lee (b)	10	.38	0	.00	571	12
Martin	1	.10	0	.00	80	8
Midland	5	.18	0	.00	240	11
Parker (b)	0	.00	1	.01	137	1
Robertson	1	.10	0	.00	420	40
Schleicher	2	.50	0	.00	80	20
Sterling	1	.13	0	.00	80	10
Terry	1	.10	0	.00	80	8
Ward (b)	1	.03	0	.00	640	19
Washington (b)	2	.11	0	.00	259	26
Weston (e)	1	.03	0	.00	40	1
Woodward (f)	0	.00	1	.01	640	3
	97	5.89	26	2.51	11,433	1,101

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

Oil and Gas Statistics

The following summarizes the net oil and natural gas production, average sales prices and production costs per unit for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Oil:
Production volume (barrels)	39,367	54,046	52,790
Average sales price per barrel	$99.77	$97.46	$90.81

Gas:
Production volume (MCF)	172,458	252,783	265,045
Average sales price per MCF	$4.67	$5.38	$6.39

Average production costs per equivalent barrel	$38.05	$49.91	$43.89

The worldwide crude oil prices of 2013 continue to fluctuate in 2014.  The Company cannot predict how prices will vary during 2014 and what effect they will ultimately have on the Company.

Undeveloped Acreage

The following table sets forth by county the Company’s gross and net undeveloped acreage as of December 31, 2013.  All counties are in Texas unless otherwise noted.

County	Gross	Net

Andrews	384	192
Bastrop	256	14
Crosby	1,119	559
Dawson	160	16
Eastland	199	2
Eddy (a)	2,132	103
Fayette	96	6
Garza	1,291	368
Howard	160	16
Kent	4,053	1,539
Lea (a)	1,080	351
Lee	140	7
Midland	141	9
Sterling	80	10
	11,291	3,192

a)	Eddy and Lea Counties are located in New Mexico

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the FINRA OTC Bulletin Board with the symbol (TVOC). The range of high and low sales price for each quarterly period during the past two years is as follows:

	Sales Price

	High	Low
Fiscal 2013

First Quarter	$11.35	$10.50
Second Quarter	12.09	11.00
Third Quarter	12.15	10.60
Fourth Quarter	14.00	12.00

Fiscal 2012

First Quarter	$11.75	$9.50
Second Quarter	11.75	10.40
Third Quarter	11.48	10.40
Fourth Quarter	11.99	8.56

At December 31, 2013, the approximate number of holders of record of the Company’s common stock was 351.  The Company has not paid any dividends. The Company issued no equity securities in 2013.  The Company has no equity compensation plans for its directors, officers or employees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Financial Condition

During the year ended December 31, 2013, cash increased by $3,176,241, while cash increased for the year ended December 31, 2012, by $460,757. The cash flow from operating activities in 2013 was $1,846,815, an increase of $676,576 from 2012. The cash flow from operating activities in 2012 was $1,170,239, a decrease of $460,349 from 2011. The significant use of cash, other than for operating expenses, has been investments in oil and natural gas projects. Investments in oil and natural gas projects were $258,777 and $796,482 in 2013 and 2012, respectively. As of December 31, 2013, the Company had a cash balance of $12,212,690, and notes payable of $150,000 as compared to the December 31, 2012, cash balance of $9,036,449, and notes payable of $150,000. As discussed below, the Company sold a significant amount of its oil and gas properties.

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

Working capital at December 31, 2013, decreased to 6.48 to 1 from 13.88 to 1 at December 31, 2012. The Company continued its policy of making strategic investments in producing oil and natural gas properties and investing in low risk drilling projects in the same or similar fields to properties already owned by the Company, which are primarily financed with cash from production and/or short term notes payable.

Sale of Operated Properties

On October 21, 2013, Texas Vanguard Oil Company sold the oil and gas properties for which the Company serves as operator (the “operated properties”) to Trivista Energy, LLC, for $10,000,000, pursuant to the exercise by Trivista of an option to purchase the assets dated September 13, 2013. See Texas Vanguard’s Reports on Form 8-K dated October 21, 2013 and September 13, 2013.

The purchase price was paid in two installments. The first payment of $2,000,000, less fees of $411,797, was received at closing of the purchase on October 21, 2013, with the remaining $8,000,000 in the form of a note receivable to the Company, which was paid on January 6, 2014.  Payment of the second installment was secured by a letter of credit issued by Toronto-Dominion Bank.  At closing, Texas Vanguard also received a per diem operating fee for operating the wells on the operated properties between the effective date of October 1 and October 21, 2013.

Trivista is a recently organized company which was formed to engage in the oil and gas business. Neither Trivista nor any of its owners, officers or managers has any relationship with Texas Vanguard or its officers, directors or affiliates.

The operated properties which were sold comprised a large portion of the Company’s assets.  After the sale, the Company has continued to own non-operated oil and gas properties with a net cost of approximately $2 million, as well as its existing cash reserve which increased to approximately $20 million after the Company received the second installment of the property sales price in January 2014.  The Company intends to continue to own and manage the non-operated oil and gas properties for the foreseeable future.  The Company will explore how to use its cash reserves after the sale, including the $10 million property sales proceeds, including possibly purchasing additional oil and gas properties, issuing a cash dividend to shareholders or making a self-tender for Company shares to enable public shareholders to realize a cash return on their investment.

Liquidity and Capital Resources

During the current fiscal year, the Company’s liquidity has remained strong enough to meet its short-term cash needs. The sources of liquidity and capital resources are generated from cash on hand, cash provided by production and from credit available from financial institutions. Management believes the Company will be able to meet its current operating needs through internally generated cash from production. Management believes that oil and natural gas property investing activities in 2014 can be financed through cash on hand, cash from production activities, and bank borrowings. The Company anticipates continued investments in proven oil and natural gas properties in 2014 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2014 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from production to service its bank debt and provide for maintaining activity with its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2013.

At the end of 2013, the Company was holding a substantial cash reserve. The Company continued to participate in low-risk projects. As commodity prices and prospect quality fluctuate, the Company will continue to adjust to best meet our criteria.

As of December 31, 2013, the Company maintained a $1,000,000 line of credit collateralized by a certificate of deposit.  The line of credit matures on May 1, 2014 (see note 4 of notes to financial statements for further explanation).

Reserve Estimates

At the end of 2013, the Company’s oil reserves were 60,080 barrels of oil, a decrease of 86.7% from the prior year.  The Company’s natural gas reserves were 208,850 MCF of natural gas, a decrease of 89.1% from the prior year.  The decrease in oil and gas reserves is primarily due to the Company’s sale of its operated properties in October, 2013.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and natural gas prices, operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves.  Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  For these reasons, estimates of the economically recoverable quantities of oil and natural gas and estimates of the future net cash flows expected therefrom may vary substantially.  Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The estimated discounted future net cash flows from proved reserves are based on the average of the closing price for light sweet crude oil and natural gas traded on the New York Mercantile Exchange (NYMEX) on the first day of the month for each month in 2013. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.

Analysis of Results of Operations

Oil and natural gas sales revenue decreased in 2013 and 2012 by 13% and 6%, respectively. The Company’s total revenue for the fiscal year ended December 31, 2013 was $5,758,536 as compared to $6,582,271 as of December 31, 2012.  The decrease in total revenue is primarily due to the Company’s sale of its operated properties.

In 2013, oil production volume decreased by 27% at the same time as the average price per barrel increased by 2% to $99.77. Also, in 2013, the natural gas production volume decreased by 32% at the same time as the average price per MCF decreased by 13% to $4.67. In 2012, oil production volume increased by 2% at the same time as the average price per barrel increased by 7% to $97.46. Also, in 2012, the natural gas production volume decreased by 5% while the average price per MCF decreased by 16% to $5.38.  The 2013 decrease in oil and gas production is primarily due to the Company’s sale of its operated properties in October, 2013. The fluctuation in oil and natural gas prices is solely attributable to commodity market change.

In 2013, oil and natural gas production expenses decreased by 46% and increased by 13% in 2012, over the prior years. The decrease in production costs for 2013 is primarily due to the sale of the Company’s operated properties effective October 1, 2013, while the increase in production costs for 2012 is largely associated with an increase in workover expenses.

The Company participated in the drilling of 4 wells in 2013 and 6 wells in 2012, and the costs associated therewith were capitalized.

Depreciation, depletion and amortization varies from year to year because of changes in reserve estimates, changes in quantities of oil and natural gas produced, changes in price of oil and natural gas sold, as well as the acquisition, discovery or sale of producing properties. Depletion decreased 19% in 2013 as compared to a 23% increase in depletion in 2012.

In 2013 and 2012, total general and administrative expenses increased $15,080 and $20,232, respectively, over the prior years.

In 2013 and 2012, the Company recorded an allowance of $-0- and $209,554, respectively, for trade accounts receivable that were deemed uncollectible and thus classified as doubtful accounts. In 2013, the Company sold the properties associated with the doubtful accounts and wrote off the $252,205 balance of trade accounts receivable deemed uncollectable.

In 2013 and 2012 interest expense increased 13% and decreased 23%, respectively, over the prior years.

In 2013 and 2012, the Company recognized $397,442 and $12,517 respectively, for the abandonment and impairment in value of oil and gas properties due to less than expected production performance of specific wells and for wells that were plugged and abandoned.

Inflation is not anticipated to have a significant impact on the Company’s operations.

Contractual Obligations of Company

The Company’s contractual obligations as of December 31, 2013 are as follows:

Contractual Obligations:	2014	Thereafter	Total

Debt Obligations	$150,000	---	$150,000

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

We have audited the accompanying balance sheets of Texas Vanguard Oil Company (the “Company”) as of December 31, 2013 and 2012, and the related statements of earnings, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Texas Vanguard Oil Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Padgett, Stratemann & Co., LLP
San Antonio, Texas
March 26, 2014

TEXAS VANGUARD OIL COMPANY

Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash (including certificates of deposit of $1,250,000, pledged, in 2013 and 2012, respectively)	$12,212,690	$9,036,449
Trade accounts receivable, net of allowance for doubtful accounts of $-0- and $209,554 in 2013 and 2012, respectively	193,395	140,286
Prepaid expense	100,813	36,053
Prepaid federal income tax	-0-	221,468
Note receivable	8,000,000	-0-

Total current assets	20,506,898	9,434,256
Oil and gas properties, partially pledged, successful efforts method of accounting:
Proven properties	3,780,233	9,295,584
Unproven properties	145,977	152,212
Office furniture and equipment	156,871	156,871
	4,083,081	9,604,667
Less accumulated depreciation, depletion and amortization	(1,792,771)	(4,988,052)
	2,290,310	4,616,615
Other assets	1,000	1,000

TOTAL ASSETS	$22,798,208	$14,051,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$477,528	$487,590
Taxes payable	770,943	37,813
Deferred federal income tax liability	1,757,882	-0-
Asset retirement obligation, current portion	6,678	4,319
Notes payable	150,000	150,000

Total current liabilities	3,163,031	679,722

Deferred federal income tax liability	-0-	331,641
Asset retirement obligation, less current portion	93,089	624,000

Total liabilities	3,256,120	1,635,363
Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2013 and 2012, respectively	70,828	70,828
Additional paid in capital	1,888,528	1,888,528
Retained earnings	17,582,732	10,457,152

Total stockholders' equity	19,542,088	12,416,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,798,208	$14,051,871

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Earnings

Years ended December 31, 2013 and 2012

	2013	2012
Revenues:
Oil and gas sales	$5,511,149	$6,320,929
Well operation fees	193,556	100,561
Other, net	2,195	88,407
Interest income	51,636	50,996

Total revenues	5,758,536	6,560,893

Expenses:
Production cost	2,591,695	4,800,292
Depreciation, depletion and amortization	452,827	557,286
Interest expense	2,848	2,526
General and administrative	599,383	584,303
Abandonment and impairment of oil and gas property	397,442	12,517
Doubtful accounts expense (recoveries)	42,651	(112)

Total expenses	4,086,846	5,956,812

Gain on sale of oil and gas properties and assets	8,381,942	21,378

Earnings before income taxes	10,053,632	625,459

Federal and state taxes:
Provision for federal income tax	1,453,921	190,308
Deferred federal income tax	1,426,241	9,492
Provision for state margin tax	47,890	37,813

Net earnings	$7,125,580	$387,846

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic earnings per share	$5.03	$0.27
Diluted earnings per share	$5.03	$0.27

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Stockholders' Equity

Years ended December 31, 2013 and 2012

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2011	1,416,587	$70,828	$1,888,528	$10,069,306	$12,028,662

Net earnings	---	---	---	387,846	387,846

Balances at December 31, 2012	1,416,587	$70,828	$1,888,528	$10,457,152	$12,416,508

Net earnings	---	---	---	7,125,580	7,125,580

Balances at December 31, 2013	1,416,587	$70,828	$1,888,528	$17,582,732	$19,542,088

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Statements of Cash Flows

Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net earnings	$7,125,580		$387,846
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	452,827		557,286
Abandonment and impairment in value of oil and gas property	397,442		12,517
Doubtful accounts expense (recoveries)	42,651		(112)
Gain on sale of oil and gas properties	(8,381,942)		(21,378)
Increase in deferred federal income tax liability	1,426,241		9,492
Changes in assets and liabilities:
(Increase) decrease in receivables	(95,760)		132,645
(Increase) decrease in prepaid expense	(64,760)		140,787
(Increase) decrease in prepaid taxes	221,468		(193,692)
Increase (decrease) in payables and accrued expenses	723,068		144,848

Net cash provided by operating activities	1,846,815		1,170,239

Cash flows from investing activities:
Additions to oil and gas properties	(258,777)		(796,482)
Net proceeds from sale of oil and gas properties	1,588,203		15,000
Proceeds from sale of equipment	-0-		72,000

Net cash provided by (used in) investing activities	1,329,426		(709,482)

Cash flows from financing activities:
Net cash used in financing activities	---		---

Net increase in cash and cash equivalents	3,176,241		460,757

Cash and cash equivalents at beginning of year	9,036,449		8,575,692

Cash and cash equivalents at end of year	$12,212,690		$9,036,449

Supplemental disclosure of cash flow information:
Interest paid	$2,848		$2,526

Cash paid for income taxes	$509,400		$452,433

Supplemental disclosure of noncash investing and financing transactions:

Note receivable for sale of oil and gas properties	$8,000,000	$	---

See accompanying notes to financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

December 31, 2013 and 2012

(1) Significant Accounting Policies

Description of Business - Texas Vanguard Oil Company (the Company) engages in the acquisition, exploration, and development of onshore oil and natural gas properties in the United States, principally in Texas.  The Company owns interests in producing properties and in undeveloped oil and natural gas leases in Texas, Wyoming, Nebraska, Oklahoma and New Mexico. Along with operated producing properties, the Company acquires non-operated interests, leasehold interests and participates in re-entries and low risk drilling projects. Production is sold to traditional industry purchasers who have the facilities to transport the oil and natural gas from the well site.

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

Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment and abandonment losses of $397,442 and $12,517 were recorded in 2013 and 2012, respectively.

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

Revenue Recognition - The Company recognizes revenues from the sales of oil and natural gas upon transfer of title, net of royalties, in the period of delivery.

Concentration of Credit Risk -  The Company sells all of its production to traditional industry purchasers. Oil sales are made under a written contract, generally not more than one year in length. The Company has recorded revenues in excess of 10% of total revenue from two purchasers in 2013 and two purchasers in 2012 as follows: 2013 – 55%, 10%; and 2012 – 51%, 12%. The Company does not believe the loss of these purchasers would have a materially adverse effect on its operations as it could sell its production to other gathering companies.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013 and 2012, cash in banks exceeded FDIC limits.  The Company has not experienced any losses on deposits.

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

(2) Sale of Operated Properties

On October 21, 2013, Texas Vanguard Oil Company sold the oil and gas properties for which the Company serves as operator (the “operated properties”) to Trivista Energy, LLC, for $10,000,000, less fees of $411,797, pursuant to the exercise by Trivista of an option to purchase the assets dated September 13, 2013. See Texas Vanguard’s Reports on Form 8-K dated October 21, 2013 and September 13, 2013.

The purchase price was paid in two installments. The first payment was received at closing of the purchase on October 21, 2013, with the remaining $8,000,000 in the form of a note receivable to the Company, which was paid on January 6, 2014.  Payment of the second installment was secured by a letter of credit issued by Toronto-Dominion Bank.  At closing, Texas Vanguard also received a per diem operating fee for operating the wells on the operated properties between the effective date of October 1 and October 21, 2013.

(3) Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the twelve-month period ended December 31, 2013, and determined that the updates are either not applicable or will not have a material impact on the Company.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(4) Notes Payable and Long-term Debt

The Company had notes payable debt to banks as follows at December 31:

	2013		2012

Line of credit with a bank in the amount of $1,000,000. Interest payable monthly at 1.75%, collateralized by a $1,000,000 certificate of deposit. The line of credit matures on May 1, 2014.		$150,000	$	---

Line of credit with a bank in the amount of $1,000,000. Interest payable monthly at 1.75%, collateralized by a $1,000,000 certificate of deposit. The line of credit matured on May 4, 2013.		---		150,000

Total debt		$150,000		$150,000
Less current installments		(150,000)		(150,000)

Long-term debt, excluding current installments	$	---	$	---

As of December 31, 2013 and 2012, the Company had no long term debt.

The Company has issued the standard bonding standby letter of credit to the Railroad Commission of Texas for $250,000, which is pledged by a $250,000 certificate of deposit. No amounts are outstanding on the letter of credit at December 31, 2013 or 2012.

(5) Related Party Transactions

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services. The affiliated company received $270,000 and $264,000 as compensation for performance of those services during the years ended December 31, 2013 and 2012, respectively.  Effective January 1, 2014, the agreement was renewed with terms of $22,500 per month through December 31, 2014.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month operating lease.  Rent expense incurred under this lease was $26,450 and $26,400 for the years ended December 31, 2013 and 2012, respectively.

Certain officers and directors of the Company owned small interests in a number of the properties that the Company had interests in as well as other similar properties in which the Company did not have an interest. For the years ended December 31, 2013 and 2012, these individuals received $23,824 and $41,529, respectively from properties that were operated by the Company. In 2012, in a non-monetary exchange, a company owned by William Watson exchanged its working interest in 138 wells operated by the Company for working interests the Company held in 8 non-operated wells. A third party engineer made the valuation and determination that the properties exchanged were approximately the same fair value.

 During the years ended December 31, 2013 and 2012, a Director of the Company received $76,200 and $76,100 respectively for engineering consultant work.

The Company purchases materials and services from two businesses in which the Chairman of the Company owns an interest.  These purchases represent less than 10% of the Company’s total oil field purchases.

TEXAS VANGUARD OIL COMPANY

Notes to Financial Statements

(6) Income Taxes

The provision for income taxes for the year ended December 31, 2013 and 2012 consists of:

	2013	2012

Current federal tax expense	$1,453,921	$190,308
Current state margin tax expense	47,890	37,813
Deferred federal tax expense	1,426,241	9,492
	$2,928,052	$237,613

A reconciliation of the expected federal income tax expense based on the applicable U.S. corporate income tax rate of 34% to actual for 2013 is as follows:

2013

Expected income tax expense at 34%	$3,418,235
State margin tax provision	(31,607)
Permanent differences	(18,643)
Provision to tax return adjustment	(439,933)
$2,928,052

The federal income tax expense for 2012 does not significantly differ from the expected tax expense by applying the U.S. federal corporate income tax rate of 34%.

The tax effects of temporary differences that give rise to the deferred Federal tax assets and liabilities at December 31, 2013 and 2012 is presented below:

	2013	2012
Deferred federal tax liability:
Office furniture and equipment and oil and gas property, due to differences in depreciation and abandonment	$6,492	$(331,641)
Installment sale gain	(1,764,374)	---

Total deferred federal tax liability	$(1,757,882)	$(331,641)

We adopted additional provisions from the “Income Taxes” topic of the FASB Accounting Standards Codification, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of these additional provisions at the time of adoption and at December 31, 2013, the Company did not recognize a liability for uncertain tax positions.  As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. The tax years 2009 through 2012 remain open to examination by the taxing jurisdictions in which we file income tax returns.

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

	2013	2012
Asset Retirement Obligation
Beginning of year	$628,319	$552,998
Liabilities incurred during the period	8,016	39,424
Settlements	(601,497)	(14,651)
Accretion expense	5,542	11,349
Revisions in estimated cash flow	59,387	39,199

End of year	$99,767	$628,319

	2013	2012
Asset Retirement Obligation
Long term portion	$93,089	$624,000
Current portion	6,678	4,319
Total	$99,767	$628,319

TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION

Years ended December 31, 2013 and 2012
(Unaudited)

Reserve Quantity Information  (Unaudited)

The following reserve related information is based on estimates prepared by an independent third party petroleum engineer in 2013 and 2012.  Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and natural gas and other factors.   All of the Company's oil and natural gas reserves are located in the United States.

	2013		2012
	Oil BBLS	Gas MCF	Oil BBLS	Gas MCF
Proved Developed Reserves:
Beginning of year	453,163	1,915,245	446,640	2,099,440
Revisions of previous estimates	13,499	32,464	44,321	65,110
Extensions and Discoveries	865	1,181	6,898	12,410
Purchase of minerals in place	1,112	---	9,350	536
Sale of minerals	(369,192)	(1,567,582)	---	(9,468)
Production	(39,367)	(172,458)	(54,046)	(252,783)

End of year	60,080	208,850	453,163	1,915,245

Proved Developed Reserves:
Beginning of year	453,163	1,915,245	446,640	2,099,440
End of year	60,080	208,850	453,163	1,915,245

Standardized Measure of Discounted Future Net Cash Flows  (Unaudited)

The following is a standardized measure of discounted future net cash flows and changes therein relating to proved oil and natural gas reserves.  Future net cash flows as related to existing proved oil and natural gas reserves were computed using an average of the closing price for oil and natural gas on the New York Mercantile Exchange (NYMEX) on the first day of each month during 2013 and 2012, respectively. Costs were based on actual lease expenses, adjusted for non-recurring items, and averaged for the months included.  Future income tax expenses were provided after estimated utilization of any available Federal income tax loss carryforwards. The Company cannot predict price fluctuations, which may occur in the future.

	December 31,
	2013	2012

Future cash inflows	$6,552,150	$51,705,750
Future production and development costs	(2,493,070)	(26,255,270)
Future income tax expenses	(1,380,087)	(8,398,658)

Future net cash flows	2,678,993	17,051,822

10% annual discount for estimated timing of cash flows	(955,065)	(5,474,477)

Standardized measure of discounted future net cash flows	$1,723,928	$11,577,345

TEXAS VANGUARD OIL COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION, CONTINUED
(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2013	2012
Changes:
Sale of oil and gas produced, net of production costs	$(2,919,453)	$(1,520,637)
Net changes in prices and production costs	993,643	(1,980,496)
Purchase of minerals in place	47,049	340,961
Extensions and discoveries	36,956	249,815
Sales of minerals	(13,295,634)	---
Revisions of previous quantity estimates	400,058	1,173,310
Accretion of discount	1,319,261	1,477,195
Change in income taxes	3,385,822	602,723
Timing differences and other	178,881	355,313

Net changes	(9,853,417)	698,184

Beginning balance - standardized measure of discounted future net cash flows	11,577,345	10,879,161

Ending balance - standardized measure of discounted future net cash flows	$1,723,928	$11,577,345

The Company has not filed with or included in reports to any Federal authority or agency other than the Securities and Exchange Commission any estimates of total proved net oil and gas reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

	Years ended December 31,
	2013	2012

Unproven oil and gas properties (including wells in progress)	$145,977	$152,212

Proven oil and gas properties	3,780,233	9,295,584

Accumulated depletion and amortization	(1,643,886)	(4,857,950)

Net capitalized costs	$2,282,324	$4,589,846

Costs Incurred in Oil and Gas Property

Acquisition, Exploration and Development Activities

	Years ended December 31,
	2013	2012

Acquisition of properties - unproven	$-0-	$2,400
Acquisition of properties - proven	258,777	794,082

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Linda R. Watson (age 70) became a director of the Company in 1982.  She served as Director and Secretary/ Treasurer from 1982 to 2002.  In 2002, she became Chairman of the Board.  She has also been a director and Secretary/Treasurer of Robert Watson, Inc. for more than the last five years and is now President of Robert Watson, Inc.  She received her B.A. degree from The University of Texas at Austin in 1966.

William G. Watson (age 65) served as a director and Vice President of the Company from 1982 until 1997.  He was elected President of the Company on September 27, 2002.  He has since served as director, President and CEO.  He is a director and President of William Watson, Inc., an independent geological consulting firm, which he founded in 1983, for more than the last five years, and a director of Robert Watson, Inc.  He received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from The University of Texas at Arlington in 1974.

Robert L. Patterson (age 74) has served as director of the Company since 1983.  He was employed by Union Oil Company of California from 1965 through 1975, serving in various engineering capacities.  He was a Vice President of Argonaut Energy Corporation from 1976 through 1982.  He was President of Medallion Equipment Corporation and President of Argonaut Energy Corporation from July 1985 through January 1989.  He has been an independent consulting petroleum engineer since 1983.  He received his B.S. and M.S. degrees from The University of Texas at Austin in 1963 and 1964.

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

Meetings and Committees of the Board of Directors

a.   Meetings of the Board of Directors

During the year ended December 31, 2013, the Board of Directors held two meetings.  All of the directors attended all board meetings.  Meetings are conducted either in person or by telephone conference.

b.  Audit Committee

The Audit Committee is a standing committee which operates pursuant to a charter approved by the Board of Directors.  A copy of the Charter may be obtained free of charge upon written request to the Company.  The Committee is responsible for ensuring the reliability of the Company’s financial statements, overseeing management’s implementation of the Company’s financial reporting process, the independence and qualifications of the independent auditor, and the Company’s compliance with legal and regulatory requirements.  All members of the Committee have experience in preparing and analyzing financial reports and in setting and enforcing internal controls.  They also have experience in dealing with small oil and gas companies.  Success for companies such as Texas Vanguard Oil requires a close working relationship between management and the Board. The Company’s financials are prepared by an independent Certified Public Accountant and are audited by an independent accounting firm.  The Board has not designated any member as its “Audit Committee Financial Expert” as the term is defined under SEC rules, and does not plan to designate one at this time.  Liability risks inherent in serving on any board and the limited resources of a small company such as Texas Vanguard make it difficult to bring in outside board members with a working knowledge of the oil and gas business.  The Audit Committee met five times during 2013. All members of the Audit Committee attended all committee meetings.

c.  Report of the Audit Committee

The Audit Committee has reviewed and discussed with management the audited financial statements of the Company for the fiscal year ended December 31, 2013.  The Audit Committee, in a meeting with Padgett, Stratemann & Co., LLP, discussed matters required to be discussed by the Statement on Auditing Standards No. 61. The Audit Committee has received the disclosure and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and has discussed Padgett, Stratemann & Co.’s independence with them.

Based on review and discussions, the Committee recommended to the Board of Directors that the audited financial statements of the Company for the fiscal year ended December 31, 2013 be accepted and made part of the Company’s Form 10-K Annual Report for filing with the Securities and Exchange Commission.  The committee also appointed Padgett, Stratemann & Co., LLP, to audit Texas Vanguard Oil Company’s financial statements for 2014.

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

To our knowledge, based solely upon a review of copies of such reports furnished to us and representations by certain officers and directors that no other reports were required with respect to the year ended December 31, 2013, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

SUMMARY COMPENSATION TABLE

Name and Principal		All Other		Total
Position	Year	Compensation ($)		($)

Linda R. Watson	2013	271,250	(1)	271,250
Chairman of Board
and Director	2012	266,250	(1)	266,250

Linda R. Watson does not receive a salary, bonus or equity based compensation in the form of stock or stock options.  She is compensated through a consulting company controlled by Ms. Watson that has a management agreement with the Company.  Compensation also includes committee fees paid to Ms. Watson of $1,250 and $2,250 for the years ended December 31, 2013 and 2012, respectively.

Compensation of Directors

The following table indicates the compensation paid in 2013 to our directors, other than Linda R. Watson, whose compensation is described above in the Summary Compensation Table.

Name	Fees Paid in Cash	All Other Compensation		Total
William G. Watson	$-0-	$-0-	(1)	$-0-
Robert L. Patterson	$1,250	$76,200	(1)	$77,450

(1) The Officers and directors received no bonus or equity based compensation in the form of stock or stock options at year-end in 2013.

ITEM 12. STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table reflects the beneficial ownership of the Company’s common stock based upon the 1,416,587 common shares outstanding as of March 31, 2014 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the common stock, (ii) each director and each executive officer and (iii) all directors and executive officers as a group.  The business address of each individual listed below is: c/o Texas Vanguard Oil Company, 9811 Anderson Mill Road, Suite 202, Austin, Texas 78750.  Unless otherwise indicated, to the Company’s knowledge, each shareholder has sole voting and dispositive power with respect to the securities beneficially owned by that shareholder.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to each person, other than executive officers listed above, known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities. The share information contained herein is based on investor filings with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

VN Capital Fund I, L.P.	118,360	(1)	8.35%
1133 Broadway, Suite 1609
New York, NY 10010

(1)  The general partners of VN Capital Fund I, L.P. are VN Capital Management, LLC and Joinville Capital Management, LLC. VN Capital Management, LLC and Joinville Capital Management, LLC are Delaware limited liability companies formed to be the general partners of VN Capital Fund I, L.P. James T. Vanasek and Patrick Donnell Noone are the Managing Members of VN Capital Management, LLC and Joinville Capital Management, LLC. Each is a reporting entity. Collectively the “Reporting Entities” beneficially owned 118,360 shares of common stock as of December 31, 2013.

ITEM 13. RELATED PARTY TRANSACTIONS

The Company and an entity owned by the Chairman of the Company have an agreement whereby the latter provides the Company general corporate management services.  The affiliated company received $270,000 and $264,000 as compensation for performance of those services during the years ended December 31, 2013 and 2012 respectively.  Effective January 1, 2014 the agreement was continued with terms of $22,500 per month through December 31, 2014.

The Company leases office space from a company owned by the Chairman of the Company under a month-to-month lease.  Rent expense incurred under this lease was $26,450 and $26,400 for the years ended December 31, 2013 and 2012 respectively.

Certain officers and directors of the Company own small interests in a number of the properties that the Company has interests in as well as other similar properties in which the Company does not have an interest.  In the properties operated by the Company, these individuals received $23,824 and $41,529 for the years ended December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, a Director of the Company received $76,200 and $76,100 respectively for engineering consultant work.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees.

The aggregate fees billed to the Company by Padgett, Stratemann & Co., LLP for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2013 totaled $41,700. The aggregate fees billed to the Company by Padgett, Stratemann & Co., LLP for the audit of Texas Vanguard Oil Company’s annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal year ended December 31, 2012 totaled $40,300.

Tax Fees.

Tax services for the fiscal years ended December 31, 2013 and 2012 were not provided by Padgett, Stratemann & Co. LLP.

All Other Fees.

For the fiscal year ended December 31, 2013 the fees billed to the Company by Padgett, Stratemann & Co., LLP for other services totaled $750. The Company engaged Padgett, Stratemann & Co., LLP to research Form 8-K financial statement requirements associated with the recent property sale (see Note 2). There were no fees for other services paid to Padgett, Stratemann & Co., LLP for the fiscal year ended December 31, 2012.

It is the audit committee’s policy to pre-approve all services provided by Padgett, Stratemann & Co., LLP.  All services provided by Padgett, Stratemann & Co., LLP during the years ended December 31, 2013 and 2012 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements.

Independent Auditors' Report, Balance Sheets at December 31, 2013 and 2012 and the related Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2013, and notes to financial statements are included in Item 8.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3). Exhibits

Number	Description of Document

3*	Copies of Articles of Incorporation and Bylaws - Incorporated by reference to Exhibits 4a and 4b to Registration Statement No. 2-66693 filed by registrant on Form S-2.

3.1*	Articles of Amendment to authorize capitalization of common stock, previously filed as exhibits to Form 8 K dated May 27, 1983.

3.2*	Certificate of Amendment dated February 20, 1990 of Articles of Incorporation and Articles of Amendment dated February 16, 1990 to the Articles of Incorporation. Filed as Exhibit to 1989 Form 10-K.

10.1	Management agreement between Texas Vanguard Oil Company and Robert Watson, Inc. dated January 1, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

99.1	Reserve Report

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VANGUARD OIL COMPANY

By:	William G. Watson
William G. Watson, President March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

William G. Watson	Robert L. Patterson
William G. Watson, President,	Robert L. Patterson, Director
Director, Chief Executive Officer	March 27, 2014
and Chief Financial Officer
March 27, 2014

Linda R. Watson	Teresa N. Nuckols
Linda R. Watson, Director and	Teresa N. Nuckols
Chairman of the Board	Secretary
March 27, 2014	March 27, 2014

This Page Is Not Part Of Our Annual Report On Form 10-K

OFFICERS AND DIRECTORS	CORPORATE INFORMATION

Linda R. Watson	CORPORATE OFFICE
Chairman of the Board	9811 Anderson Mill Road, Suite 202
and Director	Austin, Texas 78750

William G. Watson	INDEPENDENT ACCOUNTANTS
President, Chief Executive	Padgett, Stratemann & Co. LLP
Officer, Chief Financial Officer	Austin, Texas
and Director
TRANSFER AGENT
Teresa N. Nuckols	For stock certificate transfers, address change or lost certificates
Secretary	Computershare Trust Company, Inc.
P.O. Box 30170
Robert L. Patterson	College Station, TX 77842-3170
Director	Phone: 1-800-962-4284

COMMON STOCK
Quoted on the FINRA OTC Bulletin Board
Symbol: TVOC

CORPORATE GOVERNANCE
The Company has adopted a Code of Ethics for its executive officers, directors and employees which is available upon request, free of charge from:
Investor Relations
9811 Anderson Mill Road, Suite 202
Austin, Texas 78750