Form 10-Q
period 2014-03-31
TEXAS VANGUARD OIL CO
filed 2014-05-14
CIK 315261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Outstanding at March 31, 2014
1,416,587 shares

TEXAS VANGUARD OIL COMPANY

In the opinion of the Registrant, all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results of the interim periods have been included.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS VANGUARD OIL COMPANY

Condensed Balance Sheets

Assets
	March 31, 2014	December 31,2013
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents (including certificates of deposit of $1,250,000 pledged, in 2014 and 2013)	$19,142,126	$12,212,690
Trade accounts receivable	155,678	193,395
Prepaid expense	79,793	100,813
Note receivable	-0-	8,000,000

Total current assets	19,377,597	20,506,898

Property and equipment, at cost:
Oil and gas properties - successful efforts method of accounting	4,034,252	3,926,210
Office furniture and vehicles	156,871	156,871

	4,191,123	4,083,081
Less accumulated depreciation, depletion and amortization	(1,845,767)	(1,792,771)

Total property and equipment, net	2,345,356	2,290,310

Other assets	1,000	1,000

TOTAL ASSETS	$21,723,953	$22,798,208

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$252,360	$477,528
Taxes payable	1,762,235	770,943
Deferred federal income tax liability	-0-	1,757,882
Asset retirement obligation, current portion	6,678	6,678
Notes payable	150,000	150,000

Total current liabilities	2,171,273	3,163,031

Asset retirement obligation, less current portion	95,104	93,089

Total liabilities	2,266,377	3,256,120

Stockholders' equity:
Common stock, par value $.05; authorized 12,500,000 shares; 1,416,587 issued and outstanding in 2014 and 2013, respectively	70,828	70,828
Additional paid-in capital	1,888,528	1,888,528
Retained earnings	17,498,220	17,582,732

Total stockholders' equity	19,457,576	19,542,088

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,723,953	$22,798,208

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY

Condensed Statements of Earnings
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Operating revenue	$220,261	$1,469,167
Other income	4,185	13,119

Total revenue	224,446	1,482,286

Costs and expenses:
Production cost	72,003	798,489
Depreciation, depletion and amortization	52,996	102,359
General and administrative	211,194	161,757
Abandonment and Impairment in value of oil and gas property	15,656	-0-
Interest	647	870
Doubtful account receivable expense	-0-	18,684

Total costs and expenses	352,496	1,082,159

Earnings (loss) before taxes	(128,050)	400,127
Federal and state taxes:
Provision for federal income tax (benefit)	(43,537)	133,145
Provision for state margin tax	-0-	8,523

Net earnings (loss)	$(84,513)	$258,459

Weighted average number of shares outstanding	1,416,587	1,416,587

Basic earnings (loss) per share	$(.06)	$.18
Diluted earnings (loss) per share	$(.06)	$.18

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(962,522)	$337,583

Cash flows used in investing activities:
Additions to oil and gas properties	(108,042)	(4,607)
Proceeds from collection of note receivable	8,000,000	-0-

Net cash provided by (used in) investing activities	7,891,958	(4,607)

Net cash used in financing activities	---	---

Net change in cash and cash equivalents	6,929,436	332,976

Cash and cash equivalents at beginning of period	12,212,690	9,036,449

Cash and cash equivalents at end of period	$19,142,126	$9,369,425

See accompanying notes to condensed financial statements.

TEXAS VANGUARD OIL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

March 31, 2014

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

Note 4:   Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the three-month period ended March 31, 2014, and determined that the updates are either not applicable to the Company or will not have a material impact upon the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following information is provided in compliance with SEC guidelines to explain financial information shown in the Condensed Financial Statements.

RESULTS OF OPERATIONS

Operating revenues decreased by $1,248,906 (85%) for the three-month period ended March 31, 2014 from the comparable prior-year period and production costs decreased $726,486 (91%) for the three-month period ended March 31, 2014 from the prior-year period.  The decrease in operating revenues and production costs for the three-month period ended March 31, 2014 as compared to the prior year period are primarily due to the sale of the Company’s operated properties effective October 1, 2013. The operated properties which were sold comprised a large portion of the Company’s assets.  After the sale, the Company has continued to own non-operated oil and gas properties and intends to continue to own and manage the non-operated oil and gas properties for the foreseeable future.

General and administrative expenses for the three-month period ended March 31, 2013 increased $49,437 (31%) as compared to the prior year period. Interest expense decreased $223 for the three-month period ended March 31, 2014 from the comparable prior-year period.  Depreciation, depletion and amortization decreased by $49,363 (48%) for the three-month period ended March 31, 2014 from the comparable prior-year period.  Depreciation, depletion and amortization varies from period to period because of changes in reserve estimates, changes in quantities of oil and gas produced, changes in price of oil and gas sold,  as well as the acquisition, discovery, or sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 2014, the Company's liquidity remained strong enough to meet its short-term cash needs.   The sources of liquidity and capital resources are generated from cash on hand, cash provided by operations and from credit available from financial institutions.  Working capital at March 31, 2014 increased to 8.92 to 1 from 6.48 to 1 at December 31, 2013. Management believes that oil and gas property investing activities in 2014 can be financed through cash on hand, cash from operating activities, and bank borrowings. The Company anticipates continued investments in proven oil and gas properties in 2014 when they can be purchased at prices that will provide a short payback period. If bank credit is not available, the Company may not be able to continue its policy of continued investment in strategic oil and gas properties. Cash flow used in operations was $962,522 for the three months ended March 31, 2014.  The Company used $108,042 to invest in oil and gas properties in the first three months of 2014 as compared to $4,607 in the first three months of 2013.

The worldwide crude oil prices continue to fluctuate in 2014. The Company cannot predict how prices will vary during the remainder of 2014 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.  Inflation is not anticipated to have a significant impact on the Company’s operations.

As of March 31, 2014, the Company was holding a substantial cash reserve. The Company will explore how to use its cash reserves including possibly purchasing additional oil and gas properties, issuing a cash dividend to shareholders or making a self-tender for Company shares to enable public shareholders to realize a cash return on their investment. The Company continued to participate in low-risk projects. As commodity prices and prospect quality fluctuate, the Company will continue to adjust to best meet our criteria.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2014 (the "Evaluation Date"). Based upon this evaluation, our principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

 /s/ William G. Watson, President
_____________________________________
William G. Watson, President
(Chief Executive Officer and Chief Financial Officer)

Date: May 6, 2014